Form 10-Q
period 2026-06-30
Obsidian Therapeutics, Inc.
filed 2026-08-14
CIK 2130606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-43430

OBSIDIAN THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	42-1977778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1030 Massachusetts Avenue Cambridge, MA		02138
(Address of principal executive offices)		(Zip Code)
	(781) 806-6245
	(Registrant’s telephone number, including area code)

	Gazelle Parent, Inc. 1030 Massachusetts Avenue Cambridge, MA 02138 (781) 806-6245
	(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common stock, par value $0.0001 per share	OBX	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

As of August 10, 2026, there were 61,772,876 outstanding shares of the registrant’s common stock, $0.0001 par value per share.

The registrant meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q and therefore is filing this form with the reduced disclosure format permitted by Form 10-Q.

EXPLANATORY NOTE

On August 3, 2026 (the “Closing Date”), Obsidian Therapeutics, Inc., a Delaware corporation (formerly known as Gazelle Parent, Inc., the “Company”), completed the previously announced merger transactions pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) dated April 14, 2026, by and among the Company, Gazelle Parent, Inc., a Delaware corporation (“Legacy Company”), Galera Therapeutics, Inc., Onyx MergerSub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Company (“Obsidian Merger Sub”) and Gazelle Merger Subsidiary, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Company (“Galera Merger Sub”). Each of Legacy Company, Obsidian Merger Sub and Galera Merger Sub were formed on April 10, 2026 for purposes of consummating the transactions described in the Merger Agreement. On July 2, 2026, the United States Securities and Exchange Commission (the “SEC”) declared effective the Registration Statement on Form S-4, as amended (the “Registration Statement”), of the Company.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

OBSIDIAN THERAPEUTICS, INC

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts, unaudited)

June 30, 2026

Assets
Current assets	$—
Other assets	—
Total assets	$—
Liabilities and Stockholder's Equity
Current liabilities:
Current liabilities:	$—
Other liabilities	—
Commitments and contingencies	—
Stockholder's equity:
Common stock, $0.001 par value; 1,000 shares authorized; 1,000 shares issued and outstanding as of June 30, 2026	—
Due from shareholder	—
Accumulated other comprehensive income	—
Retained Earnings	—
Total stockholder's equity	—
Total liabilities and stockholder's equity	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OBSIDIAN THERAPEUTICS, INC

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE PERIOD FROM APRIL 10, 2026 (INCEPTION) TO JUNE 30, 2026

(In thousands, unaudited)

June 30, 2026
Net earnings	$—
Other comprehensive income before taxes	—
Provision for income taxes	—
Total other comprehensive income	—
Total comprehensive income	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OBSIDIAN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY

FOR THE PERIOD FROM APRIL 10, 2026 (INCEPTION) TO JUNE 30, 2026

(In thousands, except share amounts, unaudited)

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholder's
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balances at April 10, 2026	—	$—	$—	$—	$—	$—
Issuance of common stock	1,000	—	—	—	—	—
Net loss	—	—	—	—	—	—
Balances at June 30, 2026	1,000	$—	$—	$—	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OBSIDIAN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM APRIL 10, 2026 (INCEPTION) TO JUNE 30, 2026

(In thousands, unaudited)

June 30, 2026
Cash flows from operating activities:
Net loss	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:	—
Net cash used in operating activities	—
Cash flows from investing activities:
Net cash provided by investing activities	—
Cash flows from financing activities:
Net cash provided by financing activities	—
Net decrease in cash and cash equivalents and restricted cash	—
Cash at beginning of period	—
Cash at end of period	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OBSIDIAN THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

Description of Business

Obsidian Therapeutics, Inc., a Delaware corporation (the “Company”), is a clinical-stage biopharmaceutical company harnessing novel protein-regulation technology to develop engineered tumor infiltrating lymphocyte cell therapies for the treatment of patients with solid tumors. The Company has two wholly-owned direct subsidiaries, Onyx MergerSub, Inc. (“Obsidian Merger Sub”), and Gazelle Merger Subsidiary, Inc. (“Galera Merger Sub”), both of which are Delaware corporations.

On July 2, 2026, the United States Securities and Exchange Commission (the “SEC”) declared effective the Registration Statement on Form S-4, as amended, of Gazelle Parent, Inc., which was formed on April 10, 2026 for purposes of consummating the transactions described herein (“Legacy Company”) relating to the Agreement and Plan of Merger (the “Merger Agreement”) dated April 14, 2026, by and among Company, Legacy Company, Galera Therapeutics, Inc. (“Legacy Galera”), Obsidian Merger Sub and Galera Merger Sub pursuant to which (a) Obsidian Merger Sub merged with and into the Company, pursuant to the provisions of the General Corporation Law of the State of Delaware, as amended (the “DGCL”), with Obsidian as the surviving entity (the “Obsidian Merger”) and (b) immediately following the Obsidian Merger, the Galera Merger Sub merged with and into Legacy Galera, pursuant to the DGCL, with Legacy Galera as the surviving entity (the “Galera Merger,” and together with the Obsidian Merger, the “Mergers”). Immediately following the completion of the Mergers, Legacy Company was renamed Obsidian Therapeutics, Inc.

Concurrently with entering into the Merger Agreement, on April 14, 2026, the Company, Legacy Company and Legacy Galera entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain qualified institutional buyers and/or accredited investors (the “Investors”). Pursuant to the Securities Purchase Agreement, and subject to the terms and conditions therein, the Investors agreed to purchase, and Legacy Galera agreed to issue and sell, immediately prior to the effective time of the Obsidian Merger (the “Obsidian Effective Time”), shares of Legacy Galera’s Series C Non-Voting Convertible Preferred Stock, par value $0.001 per share (“Series C Preferred Stock”), for an aggregate purchase price of $350.0 million (the “Concurrent PIPE Financing”).

In connection with the Concurrent PIPE Financing, Legacy Galera, Legacy Company and the investors in the Concurrent PIPE Financing entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which, among other things, Company agreed to register for resale certain shares of common stock of Company, par value $0.001 per share (“Company Common Stock”) held by such Investors from time to time, including shares of Company Common Stock issued in the Mergers in exchange for the shares of common stock, par value $0.001 per share, of Legacy Galera (“Legacy Galera Common Stock”) issued in the Concurrent PIPE Financing.

On July 31, 2026, Legacy Company and Legacy Obsidian entered into a Contingent Value Rights Agreement (the “CVR Agreement”) with Equiniti Trust Company, LLC (the “Rights Agent”), pursuant to which stockholders of Legacy Galera of record as of July 31, 2026 received (1) one contingent value right, each a CVR, for each outstanding share of Legacy Galera Common Stock held by such stockholder on such date, representing the right to receive a pro rata portion of 80% of any potential future net proceeds received by Company or its affiliates from the development, commercialization, licensing, sale or other disposition of the Legacy Product (as defined in the CVR Agreement), or related intellectual property during the five years following the closing and (2) the CVR for each outstanding share of Legacy Galera Common Stock held by such stockholder on such date, representing the right to receive a pro rata portion of 95% of any potential future net proceeds received by Company or its affiliates from the Supportive-Care Product Divestiture (as defined in the CVR Agreement) during the ten years following the closing.

The contingent payments under the CVR Agreement, if they become payable, will become payable to the Rights Agent for subsequent distribution to the holders of the CVRs. There can be no assurance that any holders of CVRs will receive payments with respect thereto.

The right to the contingent payments contemplated by the CVR Agreement is a contractual right only and will not be transferable, except in the limited circumstances specified in the CVR Agreement. The CVRs are not evidenced by a certificate or any other instrument and are not registered with the SEC. The CVRs do not have any voting or dividend rights and do not represent any equity or ownership interest in us or any of our affiliates. No interest will accrue on any amounts payable in respect of the CVRs.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the applicable periods presented. Actual results may vary from these estimates under different assumptions or conditions.

2. EQUITY

The Company was formed on April 10, 2026 and at inception was authorized to issue 1,000 shares of common stock, par value $0.001 per share. As part of the formation, the Company issued 1,000 shares of common stock at its par value to Legacy Galera. At June 30, 2026, 1,000 shares of the Company’s common stock were issued and outstanding.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Management’s discussion and analysis of the results of operations and financial condition of Obsidian Therapeutics, Inc. should be read in conjunction with the consolidated financial statements and related notes in our Registration Statement on Form S-4, as amended (File No. 333-295249) filed with the SEC.

On July 2, 2026, the United States Securities and Exchange Commission (the “SEC”) declared effective the Registration Statement on Form S-4, as amended, of Legacy Company relating to the Agreement and Plan of Merger (the “Merger Agreement”) dated April 14, 2026, by and among the Company, Legacy Company, Galera Therapeutics, Inc. (the “Legacy Galera”), Obsidian Merger Sub and Galera Merger Sub pursuant to which (a) Obsidian Merger Sub merged with and into Company, pursuant to the provisions of the General Corporation Law of the State of Delaware, as amended (the “DGCL”), with Obsidian as the surviving entity (the “Obsidian Merger”) and (b) immediately following the Obsidian Merger, the Galera Merger Sub merged with and into Legacy Galera, pursuant to the DGCL, with Legacy Galera as the surviving entity (the “Galera Merger,” and together with the Obsidian Merger, the “Mergers”).

Concurrently with entering into the Merger Agreement, on April 14, 2026, the Company, Legacy Company and Legacy Galera entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain qualified institutional buyers and/or accredited investors (the “Investors”). Pursuant to the Securities Purchase Agreement, and subject to the terms and conditions therein, the Investors agreed to purchase, and Legacy Galera agreed to issue and sell, immediately prior to the effective time of the Obsidian Merger (the “Obsidian Effective Time”), shares of Legacy Galera’s Series C Non-Voting Convertible Preferred Stock, par value $0.001 per share (“Series C Preferred Stock”), for an aggregate purchase price of $350.0 million (the “Concurrent PIPE Financing”).

In connection with the Concurrent PIPE Financing, Legacy Galera, Legacy Company and the investors in the Concurrent PIPE Financing entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which, among other things, Company agreed to register for resale certain shares of common stock of Company, par value $0.001 per share (“Company Common Stock”) held by such Investors from time to time, including shares of Company Common Stock issued in the Mergers in exchange for the shares of common stock, par value $0.001 per share, of Legacy Galera (“Legacy Galera Common Stock”) issued in the Concurrent PIPE Financing.

On July 31, 2026, Legacy Company and Legacy Obsidian entered into a Contingent Value Rights Agreement (the “CVR Agreement”) with Equiniti Trust Company, LLC (the “Rights Agent”), pursuant to which stockholders of Legacy Galera of record as of July 31, 2026 received (1) one contingent value right, each a CVR, for each outstanding share of Legacy Galera Common Stock held by such stockholder on such date, representing the right to receive a pro rata portion of 80% of any potential future net proceeds received by Company or its affiliates from the development, commercialization, licensing, sale or other disposition of the Legacy Product (as defined in the CVR Agreement), or related intellectual property during the five years following the closing and (2) the CVR for each outstanding share of Legacy Galera Common Stock held by such stockholder on such date, representing the right to receive a pro rata portion of 95% of any potential future net proceeds received by Company or its affiliates from the Supportive-Care Product Divestiture (as defined in the CVR Agreement) during the ten years following the closing.

The contingent payments under the CVR Agreement, if they become payable, will become payable to the Rights Agent for subsequent distribution to the holders of the CVRs. There can be no assurance that any holders of CVRs will receive payments with respect thereto.

The right to the contingent payments contemplated by the CVR Agreement is a contractual right only and will not be transferable, except in the limited circumstances specified in the CVR Agreement. The CVRs are not evidenced by a certificate or any other instrument and are not registered with the SEC. The CVRs do not have any voting or dividend rights and do not represent any equity or ownership interest in us or any of our affiliates. No interest will accrue on any amounts payable in respect of the CVRs.

Item 4. Controls and Procedures.

Our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended.

No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

During the period covered by this report, the Company did not conduct any significant activities other than those related to its formation and the matters contemplated by the Transactions. See “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” in the Company’s Registration Statement on Form S-4 (File No. 333-295249) filed with and declared effective by the Securities and Exchange Commission on July 2, 2026, which is incorporated by reference herein.

Item 6. Exhibits.

Exhibit No.	Description of Document
2.1+

Agreement and Plan of Merger, dated as of April 14, 2026, by and among Galera Therapeutics, Inc., Obsidian Therapeutics, Inc., Gazelle Parent, Inc., Onyx MergerSub, Inc. and Gazelle Merger Subsidiary, Inc. (incorporated by reference from Exhibit 2.1 to Gazelle Parent, Inc.’s Registration Statement on Form S-4 (File No. 333-295249) filed with the Securities and Exchange Commission on June 24, 2026).

3.1

Amended and Restated Certificate of Incorporation of Obsidian Therapeutics, Inc. (incorporated by reference from Exhibit 3.1 to Obsidian Therapeutics, Inc.’s Current Report on Form 8-K (File No. 001-43430) filed with the Securities and Exchange Commission on August 3, 2026).

3.2

Amended and Restated Bylaws of Obsidian Therapeutics, Inc. (incorporated by reference from Exhibit 3.2 to Obsidian Therapeutics, Inc.’s Current Report on Form 8-K (File No. 001-43430) filed with the Securities and Exchange Commission on August 3, 2026).

10.1+

Securities Purchase Agreement, dated as of April 14, 2026, by and among Gazelle Parent, Inc., Galera Therapeutics, Inc., Obsidian Therapeutics, Inc. and each of the Investors listed on Exhibit A thereto (incorporated by reference from Exhibit 10.1 to Obsidian Therapeutics, Inc.’s Current Report on Form 8-K (File No. 001-43430) filed with the Securities and Exchange Commission on August 3, 2026).

10.2+

Registration Rights Agreement, dated as of April 14, 2026, by and among Parent, Galera Therapeutics, Inc. and each of the Investors signatory thereto (incorporated by reference from Exhibit 10.2 to Obsidian Therapeutics, Inc.’s Current Report on Form 8-K (File No. 001-43430) filed with the Securities and Exchange Commission on August 3, 2026).

10.3

Form of Lock-Up Agreement (incorporated by reference from Exhibit 10.3 to Obsidian Therapeutics, Inc.’s Current Report on Form 8-K (File No. 001-43430) filed with the Securities and Exchange Commission on August 3, 2026).

31.1*	Certification of the principal executive officer of Obsidian Therapeutics, Inc. pursuant to Rule 13a‑14(a) or 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2*	Certification of the principal financial officer of Obsidian Therapeutics, Inc. pursuant to Rule 13a‑14(a) or 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1**	Certification of the principal executive officer of Obsidian Therapeutics, Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2**	Certification of the principal financial officer of Obsidian Therapeutics, Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101. INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101. SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith. This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

+ Annexes, schedules and exhibits have been omitted pursuant to Item 601(b)(2) or 601(a)(5), as applicable, of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Obsidian Therapeutics, INC.

Date: August 14, 2026	/s/ Madan Jagasia, M.D., M.S.
Madan Jagasia, M.D., M.S. Chief Executive Officer and Director (Principal Executive Officer)

Date: August 14, 2026	/s/ Julie Feder
Julie Feder Chief Financial Officer (Principal Financial and Accounting Officer)