Form 10-Q
period 2026-09-30
Obsidian Therapeutics, Inc.
filed 2026-11-12
CIK 2130606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

	Not Applicable
	(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	OBX	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

As of November 9, 2026, there were 61,774,046 outstanding shares of the registrant’s common stock, $0.0001 par value per share.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“the Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q (the “Quarterly Report”) include, but are not limited to, statements about:

•
the initiation timing, progress, results and costs of the development of amsokigene autoleucel (“amsoki-cel,” formerly OBX-115) as well as our research and development programs and our current and future preclinical and clinical studies, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available;
•
the ability to identify research priorities and efficiently discover and develop product candidates, including by applying learnings from one program to other programs and from one modality to our other modalities;
•
the ability and the potential to successfully manufacture our drug substances, delivery vehicles, and product candidates for preclinical use, for clinical trials and on a larger scale for commercial use, if approved;
•
the ability of our preclinical studies and clinical trials to demonstrate safety and efficacy of our product candidates and yield other positive results;
•
the beneficial characteristics, and the potential safety, efficacy and therapeutic effects of our product candidates;
•
the timing, scope and likelihood of regulatory filings and approvals, including the timing of Investigational New Drug applications and final U.S. Food and Drug Administration approval of our current product candidates or any future product candidates;
•
the timing, scope or likelihood of foreign regulatory filings and approvals;
•
our estimates of the number of patients that we will enroll and our ability to initiate, recruit and enroll patients in and conduct and successfully complete our clinical trials at the pace that we project;
•
our ability to scale-up our manufacturing and processing approaches to appropriately address our anticipated commercial needs, which will require significant resources;
•
our ability to maintain and further develop the specific shipping, storage, handling and administration of amsoki-cel at the clinical sites;
•
the ability and willingness of our third-party strategic collaborators to continue research and development activities relating to our development candidates and product candidates;
•
our ability to obtain funding for our operations necessary to complete further development and commercialization of our product candidates;
•
our ability to obtain and maintain regulatory approval of our product candidates;
•
our ability to commercialize our products, if approved;
•
the pricing and reimbursement of our product candidates, if approved;
•
the implementation of our business model, and strategic plans for our business, product candidates, and technology;
•
the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and other product candidates we may develop, including extensions of existing patent terms where available, the validity of intellectual property rights held by third parties, and our ability to develop and commercialize our product candidates without infringing, misappropriating or otherwise violating any third-party intellectual property rights;
•
estimates of our future expenses, revenues and capital requirements and our needs for additional financing;
•
future agreements with third parties in connection with the development and commercialization of product candidates and any other approved product;
•
the size and growth potential of the markets for our product candidates and our ability to serve those markets;

•
our financial performance;
•
the rate and degree of market acceptance of our product candidates;
•
regulatory developments in the United States and foreign countries;
•
our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
•
our ability to produce our products or product candidates with advantages in turnaround times or manufacturing costs;
•
the success of competing therapies that are or may become available;
•
our ability to attract and retain key scientific or management personnel;
•
the impact of laws and regulations;
•
the period over which we estimate our cash, cash equivalents, and marketable securities will be sufficient to fund our future operating expenses and capital expenditure requirements;
•
the expected benefits of, and costs and liabilities associated with, the Mergers (as defined below), including liabilities of Legacy Galera (as defined below);
•
our obligations under, and any payments that may become payable under, the CVR Agreement (as defined below);
•
the effect on the market price of our common stock of resales of shares registered on our resale Registration Statement on Form S-1 and of sales following the expiration of lock-up agreements;
•
developments relating to our competitors and our industry; and
•
other risks and uncertainties, including those listed under the caption “Risk Factors.”

In some cases, forward-looking statements can be identified by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section titled “Risk Factors” and elsewhere in this Quarterly Report. If one or more of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Quarterly Report and the documents that we reference herein or incorporate by reference as exhibits hereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

The forward-looking statements in this Quarterly Report represent our views as of the date hereof. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should therefore not rely on these forward-looking statements as representing our views as of any date subsequent to the date hereof.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

SUMMARY OF MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to a number of risks of which you should be aware before making an investment decision. These risks include, but are not limited to, the following:

•
We are a clinical-stage biopharmaceutical company and have incurred significant financial losses since our inception and anticipate that we will continue to incur significant financial losses for the foreseeable future. We may never achieve or maintain profitability.
•
We will require additional funding in order to finance operations. If we are unable to raise capital when needed, or on acceptable terms, we could be forced to delay, reduce, or eliminate our product development programs or commercialization efforts.
•
Raising additional capital may cause dilution to our stockholders, restrict our operations, or require us to relinquish rights to our product candidate.
•
Our business is highly dependent on the success of our product candidate, amsoki-cel. If we are unable to successfully complete clinical development, obtain regulatory approval for or commercialize our product candidate, or if we experience delays in doing so, our business will be materially harmed.
•
We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.
•
Clinical development involves a lengthy and expensive process with uncertain outcomes. We may incur additional costs and experience delays in developing and commercializing or be unable to develop or commercialize our current and future product candidates.
•
Positive results from preclinical studies and early-stage clinical trials may not be predictive of future results. Initial positive results in any of our clinical trials may not be indicative of results obtained when the trial is completed or in later stage trials.
•
Our current or future product candidates may cause undesirable, unacceptable, or serious adverse side effects or have other properties when used alone or in combination with other approved products or investigational new drugs or biological products that could halt their clinical development, delay or prevent their regulatory approval, limit their commercial potential, or result in significant negative consequences.
•
If we or our collaborators encounter difficulties enrolling eligible patients in our clinical trials, our clinical development activities could be delayed or otherwise be adversely affected.
•
We rely, and expect to continue to rely, on third parties, including independent clinical investigators, CROs and contract development manufacturing organizations, or CDMOs, to conduct certain aspects of our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our current and future product candidates and our business could be substantially harmed.
•
We are required to pay substantial royalty and milestone payments under our license agreement with M.D. Anderson, and we must also meet certain development milestones to maintain our license rights.
•
We currently rely on and expect to continue to rely on a network of third-party suppliers and other third parties for production of our current and future product candidates including TIL products and viral vectors as well as custom critical materials such as anti-41BB and iFeeders, and our dependence on these third parties may impair the advancement of our research and development programs and the development of our current and future product candidates.
•
We are subject to multiple manufacturing risks, any of which could substantially increase our costs and limit supply of our product candidate.
•
The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time-consuming, and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidate, our business will be materially harmed.
•
The commercial success of our product candidate or any future product candidates will depend upon the degree of market acceptance of such product candidates by physicians, patients, healthcare payors, and others in the medical community.

v

•
Our ability to compete may decline if we do not adequately protect our proprietary rights.
•
If we fail to comply with our obligations under our intellectual property licenses with third parties, we could lose license rights that are important to our business.
•
The successful commercialization of our product candidate or any future product candidates, if approved, will depend in part on the extent to which governmental authorities and health insurers establish coverage, adequate reimbursement levels, and favorable pricing policies. Failure to obtain or maintain coverage and adequate reimbursement for our products could limit our ability to market those products and decrease our ability to generate revenue.
•
Our ability to develop product candidates and our future growth depends on attracting, hiring, and retaining our key personnel and recruiting additional qualified personnel. If we are not successful in attracting, motivating, and retaining highly qualified personnel, we may not be able to successfully implement our business strategy. Additionally, we will need to grow the size of our organization, and we may experience difficulties in managing this growth.
•
The market price of our common stock is expected to be volatile.
•
Future sales of shares by existing stockholders could cause our stock price to decline.
•
We have assumed, and may be subject to, known and unknown liabilities of Legacy Galera, and we have no recourse against Legacy Galera’s former stockholders for any such liabilities.

The summary risk factors described above should be read together with the text of the full risk factors in the section titled “Risk Factors” and the other information set forth in this Quarterly Report, including our condensed consolidated financial statements and the related notes, as well as in other documents that we file with the Securities and Exchange Commission, or the SEC. The risks summarized above or described in full elsewhere in this Quarterly Report are not the only risks that we face. Additional risks and uncertainties not presently known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition, results of operations and future growth prospects.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

OBSIDIAN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE DATA)

(UNAUDITED)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$66,507	$40,405
Marketable securities	148,398	40,081
Prepaid expenses and other current assets	9,633	1,030
Total current assets	224,538	81,516
Property and equipment, net	961	1,911
Right-of-use assets	4,086	4,149
Restricted cash	1,104	1,004
Long term marketable securities	109,449	—
Long term prepaid expenses	606	—
Total assets	$340,744	$88,580
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$569	$12
Accrued expenses and other current liabilities	15,539	12,291
Operating lease liabilities, current portion	2,155	3,048
Financing lease liabilities	1	11
Total current liabilities	18,264	15,362
Operating lease liabilities, net of current portion	1,899	1,224
Other non-current liabilities	—	3
Total liabilities	20,163	16,589
Commitments and contingencies (Note 11)
Redeemable convertible preferred stock; no shares issued or outstanding as of September 30, 2026; 215,060,316 shares authorized, 215,038,192 shares issued and outstanding and aggregate liquidation preference of $337,001 as of December 31, 2025	—	338,028
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 500,000,000 and 274,320,131 shares authorized as of September 30, 2026 and December 31, 2025, respectively; 61,774,046 and 1,928,165 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	6	1
Additional paid-in-capital	713,863	29,874
Accumulated other comprehensive income (loss)	(1,200)	23
Accumulated deficit	(392,088)	(295,935)
Total stockholders’ equity (deficit)	320,581	(266,037)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$340,744	$88,580

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OBSIDIAN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	27,547	25,046	64,828	69,123
General and administrative	10,316	4,588	19,455	15,372
Acquired in-process research and development	15,052	—	15,052	—
Total operating expenses	52,915	29,634	99,335	84,495
Loss from operations	(52,915)	(29,634)	(99,335)	(84,495)
Other income, net:
Interest and other income	2,259	1,166	3,182	4,145
Total other income	2,259	1,166	3,182	4,145
Loss before income tax expense	(50,656)	(28,468)	(96,153)	(80,350)
Income tax benefit (expense)	—	—	—	—
Net loss	$(50,656)	$(28,468)	$(96,153)	$(80,350)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(1,197)	34	(1,223)	23
Total other comprehensive income (loss)	(1,197)	34	(1,223)	23
Total comprehensive loss	$(51,853)	$(28,434)	$(97,376)	$(80,327)

Net loss per share attributable to common stockholders, basic and diluted	$(1.23)	$(14.77)	$(6.19)	$(41.70)
Weighted-average common shares outstanding, basic and diluted	41,029,574	1,927,814	15,536,670	1,927,086

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OBSIDIAN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE DATA; PRIOR PERIOD SHARE DATA HAVE BEEN RETROSPECTIVELY ADJUSTED)

(UNAUDITED)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2025	29,739,782	$338,028	1,928,165	$1	$29,874	$23	$(295,935)	$(266,037)
Issuance of common stock upon exercise of stock options	-	-	8,289	-	47	-	-	47
Stock-based compensation	-	-	-	-	1,454	-	-	1,454
Conversion of Series A Preferred Stock	(979,896)	(8,000)	979,896	1	7,999	-	-	8,000
Unrealized gain (loss) on marketable securities	-	-	-	-	-	(28)	-	(28)
Net loss	-	-	-	-	-	-	(19,633)	(19,633)
Balances at March 31, 2026	28,759,886	$330,028	2,916,350	$2	$39,374	$(5)	$(315,568)	(276,197)
Issuance of common stock upon exercise of stock options	-	-	152,297	-	796	-	-	796
Stock-based compensation	-	-	-	-	1,552	-	-	1,552
Unrealized gain (loss) on marketable securities	-	-	-	-	-	2	-	2
Net loss	-	-	-	-	-	-	(25,864)	(25,864)
Balances at June 30, 2026	28,759,886	$330,028	3,068,647	$2	$41,722	$(3)	$(341,432)	$(299,711)
Closing recapitalization to actual Parent shares issued to Legacy Obsidian securityholders	(28,759,886)	(330,028)	28,764,118	1	330,027	—	—	330,028
Shares and warrants issued to Legacy Galera securityholders in reverse asset acquisition	-	-	777,236	—	9,327	—	-	9,327
Issuance of common stock in Concurrent PIPE Financing (net of $19.5 million of issuance costs)	-	-	29,164,045	3	330,528	—	-	330,531
Stock-based compensation	-	-	-	-	2,259	—	-	2,259
Unrealized gain (loss) on marketable securities	-	-	-	-	-	(1,197)	-	(1,197)
Net loss	-	-	-	-	-	—	(50,656)	(50,656)
Balances at September 30, 2026	-	$-	61,774,046	$6	$713,863	$(1,200)	$(392,088)	$320,581

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2024	29,739,782	$338,028	1,925,379	$1	$20,923	$(27)	$(195,328)	$(174,431)
Issuance of common stock upon exercise of stock options	-	-	2,436	-	6	-	-	6
Stock-based compensation	-	-	-	-	2,110	-	-	2,110
Net loss	-	-	-	-	-	-	(24,986)	(24,986)
Balances at March 31, 2025	29,739,782	$338,028	1,927,814	$1	$23,039	$(27)	$(220,314)	$(197,301)
Issuance of common stock upon exercise of stock options	-	-	-	-	12	-	-	12
Stock-based compensation	-	-	-	-	2,761	-	-	2,761
Unrealized gain (loss) on marketable securities	-	-	-	-	-	(11)	-	(11)
Net loss	-	-	-	-	-	-	(26,896)	(26,896)
Balances at June 30, 2025	29,739,782	$338,028	1,927,814	$1	$25,812	$(38)	$(247,210)	$(221,435)
Issuance of common stock upon exercise of stock options	-	-	-	-	—	-	-	—
Stock-based compensation	-	-	-	-	2,235	-	-	2,235
Unrealized gain (loss) on marketable securities	-	-	-	-	-	34	-	34
Net loss	-	-	-	-	-	-	(28,468)	(28,468)
Balances at September 30, 2025	29,739,782	$338,028	1,927,814	$1	$28,047	$(4)	$(275,678)	$(247,634)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OBSIDIAN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(96,153)	$(80,350)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	15,052	—
Depreciation expense	885	1,120
Stock-based compensation expense	5,265	7,106
Change in fair value of preferred stock warrant liability	(3)	2
Accretion of discount on marketable securities	(901)	(2,151)
Loss on sale of property and equipment	2	—
Non-cash lease expense	(165)	(102)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(7,636)	3,586
Accounts payable	(2,935)	(1,335)
Accrued expenses and other current liabilities	3,191	5,267
Long-term prepaid expenses	(606)	—
Other non-current liabilities	—	(200)
Net cash used in operating activities	(84,004)	(67,057)
Cash flows from investing activities:
Reverse Asset Acquisition of Galera, net of cash and restricted cash acquired	(3,143)	—
Purchases of marketable securities	(258,588)	(57,290)
Maturities of marketable securities	40,500	111,000
Purchases of property and equipment	—	(73)
Proceeds from sale of property and equipment	63	—
Net cash (used in) provided by investing activities	(221,168)	53,637
Cash flows from financing activities:
Proceeds from the sale of common stock in Concurrent PIPE Financing	349,996	—
Issuance costs from the sale of common stock in Concurrent PIPE Financing	(19,465)
Proceeds from the exercise of stock options	843	18
Net cash provided by financing activities	331,374	18
Net increase (decrease) in cash and cash equivalents and restricted cash	26,202	(13,402)
Cash and cash equivalents and restricted cash at beginning of period	41,409	50,765
Cash and cash equivalents and restricted cash at end of period	$67,611	$37,363

Supplemental disclosure of noncash investing and financing information:
Conversion of preferred stock into common stock	$338,028	$—
Equity consideration issued in connection with the acquisition of Galera	9,327	—
Net liabilities assumed in connection with the acquisition of Galera	389	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OBSIDIAN THERAPEUTICS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per-share amounts, unless otherwise noted)

(UNAUDITED)

1. Nature of the Business and Basis of Presentation

Nature of Business

Obsidian Therapeutics, Inc. (the “Company”) is a clinical-stage biopharmaceutical company harnessing novel protein-regulation technology to develop engineered tumor infiltrating lymphocyte (“TIL”) cell therapies for the treatment of patients with solid tumors. The Company’s proprietary cytoDRiVE™ platform allows the Company to leverage drug-responsive domains to control protein function, with its initial focus on TIL cell therapies developed from this platform (“cytoTILs™”). The Company’s lead product candidate, amsokigene autoleucel (“amsoki-cel,” formerly known as OBX-115), is a novel, genetically engineered, autologous TIL cell therapy currently in a Phase 2 clinical trial for the treatment of advanced melanoma and a Phase 1 clinical trial for the treatment of non-small cell lung cancer.

Prior to the Mergers (as defined below), Obsidian Therapeutics Sub, Inc. (formerly known as Obsidian Therapeutics, Inc.) (“Legacy Obsidian”) devoted substantially all of its efforts to raising capital, obtaining financing and conducting research and development activities related to advancing its scientific platform and product candidates. Following the Mergers, the Company has continued these activities.

Mergers and Concurrent PIPE Financing

On April 14, 2026, Legacy Obsidian, Galera Therapeutics, Inc. (“Legacy Galera”) and Gazelle Parent, Inc. (“Parent”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Legacy Obsidian and Legacy Galera would each become wholly owned subsidiaries of Parent.

On August 3, 2026, the transactions contemplated by the Merger Agreement were completed (the “Mergers”). Following the closing of the Mergers, Parent was renamed Obsidian Therapeutics, Inc. and Legacy Obsidian was renamed Obsidian Therapeutics Sub, Inc. Following the Mergers, Legacy Obsidian and Legacy Galera became wholly owned subsidiaries of the Company.

At the effective time of the Mergers, each outstanding share of Legacy Obsidian common stock was converted into the right to receive shares of Parent common stock based on an exchange ratio of 0.1383, and each outstanding share of Legacy Galera common stock was converted into the right to receive shares of Parent common stock based on an exchange ratio of 0.7019. Outstanding options to purchase Legacy Obsidian common stock were assumed by Parent and converted into options to purchase Parent common stock, with the number of shares and exercise prices adjusted to reflect the Legacy Obsidian exchange ratio. Immediately following the closing of the Mergers, 61,774,046 shares of Parent common stock were issued and outstanding.

In connection with the Mergers, on July 31, 2026, Legacy Galera completed a private investment in public equity financing (the “Concurrent PIPE Financing”), pursuant to which Legacy Galera issued shares of its Series C Non-Voting Convertible Preferred Stock for aggregate gross proceeds of approximately $350.0 million. Immediately prior to the effective time of the Mergers, the Series C preferred stock converted into Legacy Galera common stock, which was subsequently exchanged for shares of Parent common stock in the Mergers.

Except as otherwise indicated, references herein to the “Company,” “Obsidian,” “we,” “us” or “our” refer to Obsidian Therapeutics, Inc. and its consolidated subsidiaries following completion of the Mergers. References to “Legacy Obsidian” refer to Obsidian Therapeutics, Inc. prior to completion of the Mergers, subsequently renamed Obsidian Therapeutics Sub, Inc., and references to “Legacy Galera” refer to Galera Therapeutics, Inc. prior to completion of the Mergers.

Basis of Presentation and Merger Accounting

The Mergers were accounted for as a reverse asset acquisition in which Legacy Obsidian was determined to be the accounting acquirer and Legacy Galera the accounting acquiree. Legacy Galera did not meet the definition of a business and, accordingly, the acquisition of Legacy Galera was accounted for as a reverse asset acquisition in accordance with ASC 805, Business Combinations.

As a result, the accompanying condensed consolidated financial statements represent a continuation of the financial statements of Legacy Obsidian. The assets and liabilities of Legacy Obsidian are reflected at their historical carrying amounts, and the results of operations for periods prior to the Mergers reflect those of Legacy Obsidian. The assets acquired and liabilities assumed from Legacy Galera were recognized in accordance with the applicable accounting guidance for asset acquisitions.

The accompanying condensed consolidated financial statements reflect the historical results of Legacy Obsidian prior to the Mergers, except that Legacy Obsidian’s equity structure has been retrospectively adjusted for all periods presented to reflect the equity structure of the Company, including the effect of the Legacy Obsidian exchange ratio of 0.1383. Accordingly, all shares and per-share amounts presented for periods prior to the Mergers have been retrospectively adjusted, as applicable.

See Note 3, Mergers and Reverse Asset Acquisition, for additional information regarding the Mergers and related accounting.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“GAAP”) applicable to interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for complete annual financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the full year or any future period.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Legacy Obsidian as of December 31, 2025 and 2024 and for the years then ended, and the related notes thereto, included in the information statement/prospectus that formed part of the Registration Statement on Form S-4 (File No. 333-295249).

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Risks and Uncertainties

The Company is subject to risks and uncertainties common to companies in the biotechnology industry, including, but not limited to, the development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Product candidates currently under development will require significant additional research and development efforts, including clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure and extensive compliance reporting capabilities. There can be no assurance that the Company’s research and development efforts will be successfully completed, that adequate protection for the Company’s technology will be obtained, that any product candidates will obtain necessary regulatory approvals or that any approved products will be commercially viable.

The Company operates in an environment of rapid technological change and substantial competition from pharmaceutical and biotechnology companies and is dependent upon the services of its employees and consultants. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales.

Liquidity

The Company has a history of operating losses and negative cash flows from operations and expects to continue to incur losses as it advances its research and development programs. As of September 30, 2026, the Company had cash, cash equivalents and marketable securities of $324.4 million, compared with $80.5 million as of December 31, 2025 and accumulated deficit of $392.1 million.

The Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the date of issuance of these condensed consolidated financial statements.

2. Summary of Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies from those described in the audited consolidated financial statements of Obsidian Therapeutics Sub, Inc. (formerly Obsidian Therapeutics, Inc.) as of and for the year ended December 31, 2025, except as described below.

Reverse Asset Acquisition Accounting and Presentation

The Mergers were accounted for as a reverse asset acquisition. Legacy Obsidian was determined to be the accounting acquirer, and Legacy Galera was determined to be the accounting acquiree. Accordingly, the accompanying condensed consolidated financial statements represent a continuation of the financial statements of Legacy Obsidian. The historical results for periods prior to the Mergers reflect those of Legacy Obsidian.

Legacy Obsidian’s historical equity structure has been retrospectively adjusted for all periods presented to reflect the equity structure of the Company following the Mergers. This adjustment reflects the Legacy Obsidian exchange ratio of 0.1383. Accordingly, all shares and per-share amounts for periods prior to the Mergers have been retrospectively adjusted, as applicable.

See Note 3, Mergers and Reverse Asset Acquisition, for additional information.

Transaction and Offering Costs

Costs directly attributable to the issuance of equity securities in connection with the Concurrent PIPE Financing were deferred until completion of the financing and, upon closing, were recorded as a reduction of additional paid-in capital. Transaction costs directly attributable to the acquisition of Legacy Galera were included in the cost of the reverse asset acquisition in accordance with ASC 805.

Recently Issued Accounting Standards Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires public business entities to provide additional disclosures about specified categories of expenses included in certain expense captions presented on the income statement. In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of ASU 2024-03. ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that adoption of ASU 2024-03 will have on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”), which clarifies interim disclosure requirements and the applicability of Topic 270, provides a comprehensive list of interim disclosures required by GAAP and establishes a principle requiring disclosure of events since the end of the most recent annual reporting period that have a material effect on an entity. ASU 2025-11 is effective for public business entities for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied prospectively or retrospectively. The Company is currently evaluating the impact that adoption of ASU 2025-11 will have on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements (“ASU 2025-12”), which makes technical corrections, clarifications and other incremental improvements to a number of topics within the FASB Accounting Standards Codification. ASU 2025-12 is effective for all entities for annual reporting periods beginning after December 15, 2026 and interim reporting periods within those annual periods. Early adoption is permitted, including adoption on an issue-by-issue basis. Certain amendments may be applied prospectively or retrospectively, while certain amendments to ASC 260, Earnings Per Share, are required to be applied retrospectively. The Company is currently evaluating the impact that adoption of ASU 2025-12 will have on its consolidated financial statements and related disclosures.

3. Mergers and Reverse Asset Acquisition

On August 3, 2026, the Mergers were completed, whereby, for accounting purposes, Legacy Obsidian was determined to be the accounting acquirer of Legacy Galera (see Note 1). The acquisition was accounted for as a reverse asset acquisition whereby Legacy Obsidian was determined to be the accounting acquirer. Legacy Galera did not meet the definition of a business and, accordingly, the acquisition of Legacy Galera was accounted for as a reverse asset acquisition.

The consideration paid was comprised of Parent common stock and warrants issued to Legacy Galera shareholders and transaction costs incurred by Legacy Obsidian. In addition, Legacy Galera shareholders were issued contingent value rights (“CVRs”). The CVRs represent contractual rights to receive contingent cash payments upon the occurrence of specified events and do not represent equity or ownership interests in the Company. The Company evaluated the CVRs as contingent obligations and determined that, as of August 3, 2026 and September 30, 2026, no payments were probable and reasonably estimable. Accordingly, no liability was recognized related to the CVRs. See Note 11, Commitments and Contingencies, for additional information regarding the CVRs.

Consideration transferred in the acquisition was determined based on the fair value of the equity interests and other consideration issued or transferred to Legacy Galera securityholders in connection with the transaction. Direct transaction costs of $5.3 million were recognized as part of the consideration paid.

The consideration paid and the relative fair values of assets acquired and liabilities assumed were as follows:

Amount
Fair value of Parent common stock and warrants issued to Legacy Galera securityholders	$9,327
Direct transaction costs	5,336
Total acquisition cost	$14,663

Amount
Cash and cash equivalents	$2,085
Prepaid expenses and other current assets	967
Restricted cash	108
Acquired in-process research and development	15,052
Total assets acquired	18,212
Accounts payable	(3,492)
Accrued expenses	(57)
Total liabilities assumed	(3,549)
Net assets acquired	$14,663

Under the asset acquisition model, an entity that acquires in-process research and development (“IPR&D”) assets follows the guidance in ASC 730, Research and Development, which requires that both tangible and intangible identifiable research and development assets with no alternative future use be initially allocated, a portion of the consideration transferred and then charged to expense at the acquisition date. As the Legacy Galera IPR&D assets acquired have no alternative future use, the Company recognized an immediate expense of $15.1 million within its condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2026.

4. Financial Instruments and Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements at September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$65,731	$—	$—	$65,731
U.S. Treasuries	—	257,847	—	$257,847
Total assets	$65,731	$257,847	$—	$323,578

	Fair Value Measurements at December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$39,905	$—	$—	$39,905
U.S. Treasuries	—	40,081	—	40,081
Total assets	$39,905	$40,081	$—	$79,986
Liabilities:
Preferred stock warrant liability	$—	$—	$3	$3
Total liabilities	$—	$—	$3	$3

There were no transfers between Level 1, Level 2 and Level 3 categories during the three and nine months ended September 30, 2026.

The following table presents a reconciliation of the Company’s Level 3 preferred stock warrant liability for the nine months ended September 30, 2026:

Preferred Stock Warrant Liability
Balance at December 31, 2025	$3
Change in fair value	(3)
Settlement upon conversion of warrants	—
Balance at September 30, 2026	$—

Warrants to Purchase Redeemable Convertible Preferred Stock Subject to Conditional Redemption

In connection with the Mergers, the outstanding warrants to purchase Legacy Obsidian redeemable convertible preferred stock were converted to common shares of Parent. Accordingly, there was no preferred stock warrant liability outstanding as of September 30, 2026.

Cash and Cash Equivalents and Marketable Securities

The Company classifies its marketable securities as available-for-sale. Marketable securities with remaining contractual maturities of one year or less from the balance sheet date are classified as current, and marketable securities with remaining contractual maturities greater than one year from the balance sheet date are classified as long-term.

The following tables summarize the Company’s cash, cash equivalents and marketable securities as of September 30, 2026 and December 31, 2025:

	Fair Value Measurements at September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Total
Cash and cash equivalents	$66,513	$—	$(6)	$—	$66,507
Marketable Securities - U.S. Treasuries	259,041		(1,194)	—	257,847
Total cash, cash equivalents, and marketable securities	$325,554	$—	$(1,200)	$—	$324,354
As reported:
Cash and cash equivalents	$66,513	$—	$(6)	$—	$66,507
Marketable securities, current	148,735	—	(337)	—	148,398
Marketable securities, long-term	110,306	—	(857)	—	109,449
	$325,554	$—	$(1,200)	$—	$324,354

	Fair Value Measurements at December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Total
Cash and cash equivalents	$40,405	$—	$—	$—	$40,405
U.S. Treasuries	40,058	23	—	—	40,081
Total cash, cash equivalents, and marketable securities	$80,463	$23	$—	$—	$80,486
As reported:
Cash and cash equivalents	$40,405	$—	$—	$—	$40,405
Marketable securities	40,058	23	—	—	40,081
	$80,463	$23	$—	$—	$80,486

As of September 30, 2026, the Company’s marketable securities consisted primarily of U.S. Treasury securities. The amortized cost of marketable securities with contractual maturities within one year was approximately $148.7 million, and the amortized cost of marketable securities with contractual maturities after one year through two years was approximately $110.3 million. The Company held no marketable securities with contractual maturities greater than two years as of September 30, 2026. As of December 31, 2025, none of the Company’s available-for-sale marketable securities had remaining contractual maturities greater than one year.

As of September 30, 2026, the Company’s available-for-sale marketable securities had aggregate gross unrealized losses of approximately $1.2 million. The Company evaluated its marketable securities in an unrealized loss position and determined that it did not intend to sell the securities and that it was not more likely than not that the Company would be required to sell the securities before recovery of their amortized cost bases. Based on its evaluation of the credit quality of the securities, the Company determined that the unrealized losses were not attributable to credit-related factors. Accordingly, no allowance for credit losses was recorded as of September 30, 2026, and the Company did not recognize any credit-related impairment losses during the three and nine months ended September 30, 2026.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30, 2026	December 31, 2025
Interest receivable on marketable securities	$1,663	$155
Prepaid research and development	6,175	—
Prepaid Insurance	873	79
Other	922	796
Total prepaid expenses and other current assets	$9,633	$1,030

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30, 2026	December 31, 2025
Compensation and benefits	$4,137	$3,830
External research and development costs	9,631	6,361
Legal and professional fees	176	685
Other	1,595	1,415
Total accrued expenses and other current liabilities	$15,539	$12,291

7. Redeemable Convertible Preferred Stock

In February 2026, Takeda Ventures, Inc. elected to convert 7,085,290 shares of Legacy Obsidian Series A-1 redeemable convertible preferred stock into 7,085,290 shares of Legacy Obsidian common stock at a conversion price of $1.1291 per share.

Immediately prior to the closing of the Mergers on August 3, 2026, all remaining outstanding shares of Legacy Obsidian redeemable convertible preferred stock were converted into shares of Legacy Obsidian common stock. Such shares were subsequently exchanged for shares of Parent common stock pursuant to the terms of the Merger Agreement. Accordingly, no shares of redeemable convertible preferred stock were issued and outstanding as of September 30, 2026.

Legacy Obsidian’s redeemable convertible preferred stock outstanding as of December 31, 2025 was as follows:

	Amounts at December 31, 2025
	Total Shares Authorized	Total Shares Issued and Outstanding	Carrying Value	Liquidation Preference	Common Shares Issuable Upon Conversion
Series A-1 Preferred Stock	33,222,339	33,200,215	$37,486	$37,486	33,200,215
Series A-2 Preferred Stock	14,936,323	14,936,323	16,807	14,936	14,936,323
Series A-3 Preferred Stock	6,146,592	6,146,592	9,035	9,035	6,146,592
Series B Preferred Stock	76,187,917	76,187,917	114,732	115,044	76,187,917
Series C Preferred Stock	84,567,145	84,567,145	159,968	160,500	84,567,145
Total	215,060,316	215,038,192	$338,028	$337,001	215,038,192

Following the February 2026 conversion described above, 207,952,902 shares of Legacy Obsidian redeemable convertible preferred stock remained outstanding. Immediately prior to the closing of the Mergers, these remaining shares converted into Legacy Obsidian common stock and were subsequently exchanged for 28,764,118 shares of Parent common stock based on the Legacy Obsidian exchange ratio, including 1,170 additional shares resulting from fractional share conversion adjustments. The conversion and exchange were noncash transactions.

The rights and preferences of Legacy Obsidian’s redeemable convertible preferred stock are described in the audited consolidated financial statements of Obsidian Therapeutics Sub, Inc. (formerly Obsidian Therapeutics, Inc.) as of and for the year ended December 31, 2025.

8. Common Stock

On July 31, 2026, Parent filed an amended and restated certificate of incorporation, which became effective in connection with the completion of the Mergers. The amended and restated certificate of incorporation authorizes the Company to issue 500,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.0001 per share.

In connection with the Mergers, each outstanding share of Legacy Obsidian common stock, including shares of Legacy Obsidian common stock issued upon the conversion of Legacy Obsidian’s redeemable convertible preferred stock, was exchanged for shares of Parent common stock based on the Legacy Obsidian exchange ratio of 0.1383. Each outstanding share of Legacy Galera common stock was exchanged for shares of Parent common stock based on the Legacy Galera exchange ratio of 0.7019.

In connection with the Mergers, the Company adopted the 2026 Equity Incentive Plan (the “2026 Plan”) and the 2026 Employee Stock Purchase Plan. An aggregate of 7,494,541 shares of the Company’s common stock was initially reserved for issuance under the 2026 Plan, and an aggregate of 749,464 shares of the Company’s common stock was initially reserved and authorized for issuance under the 2026 ESPP. As of September 30, 2026, 6,888,083 shares of common stock were issuable upon the exercise of outstanding stock options. 46,676 shares of common stock were also issuable related to equity classified warrants, with a weighted average exercise price of $561.33 and an expiration of February 17, 2028, that were issued in connection with the Mergers.

9. Stock-Based Compensation

2016 Stock Option and Grant Plan

In March 2016, Legacy Obsidian adopted the 2016 Stock Option and Grant Plan (the “2016 Plan”), which provided for the grant of incentive stock options, nonqualified stock options and stock grants, including restricted stock, to eligible employees, directors and consultants. The 2016 Plan expired in March 2026 and no additional awards may be granted thereunder.

In connection with the Mergers, outstanding awards under the 2016 Plan were assumed by Parent and adjusted based on the Legacy Obsidian exchange ratio of 0.1383. Shares underlying outstanding awards under the 2016 Plan that are subsequently forfeited, canceled, expire unexercised or otherwise terminate without issuance of the underlying shares may become available for issuance under the 2026 Equity Incentive Plan, subject to the terms of the 2026 Equity Incentive Plan.

2026 Equity Incentive Plan

Effective immediately prior to the closing of the Mergers, the Company adopted the 2026 Equity Incentive Plan (the “2026 Plan”), which replaced the 2016 Plan for purposes of granting new awards. The 2026 Plan provides for the grant of equity-based and cash-based incentive awards to eligible employees, officers, directors and consultants.

The number of shares of the Company’s common stock initially reserved for issuance under the 2026 Plan was 7,494,541. The share reserve is subject to annual increases beginning January 1, 2027 pursuant to the terms of the 2026 Plan.

2026 Employee Stock Purchase Plan

Effective immediately prior to the closing of the Mergers, the Company adopted the 2026 Employee Stock Purchase Plan (the “2026 ESPP”). A total of 749,464 shares of the Company’s common stock were initially reserved for issuance under the 2026 ESPP. The number of shares reserved and available for issuance under the 2026 ESPP is subject to annual increases beginning January 1, 2027 pursuant to the terms of the plan.

Stock Options

The Company estimates the grant-date fair value of stock options using the Black-Scholes option-pricing model. The following table summarizes the assumptions used to estimate the fair value of stock options granted during the periods presented:

	Nine Months Ended September 30,
	2026 Pre-Merger Grants	2026 Post-Merger Grants	2025
Fair value of common stock	$0.78 – 0.96	$8.92 – 13.70	$ 0.78 – 1.13
Risk-free interest rate	3.94%	4.48%	4.26%
Expected dividend yield	—	—	—
Expected term (years)	5.9	6.0	6.0
Expected volatility	82.71%	85.64%	106.25%

Prior to the Mergers, the fair value of Legacy Obsidian common stock used in determining the grant-date fair value of stock options was determined based on contemporaneous valuations and other relevant factors. Following the Mergers, the fair value of the Company’s common stock used in determining the grant-date fair value of stock options was based on the quoted market price of the Company’s common stock on the applicable grant date.

The weighted average fair value of options granted during the nine months ended September 30, 2026 and September 30, 2025 was $7.95 and $0.74, respectively.

In connection with the Mergers, outstanding Legacy Obsidian stock options were assumed by Parent and converted into options to purchase Parent common stock, with the number of underlying shares and exercise prices adjusted using the Legacy Obsidian exchange ratio of 0.1383.

The following table summarizes stock option activity for the nine months ended September 30, 2026:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	5,263,921	$5.57	6.9	$298
Options granted	2,701,672	10.74
Options exercised	(160,586)	5.24
Options forfeited	(337,611)	5.64
Options expired	(579,313)	5.55
Outstanding at September 30, 2026	6,888,083	$7.61	7.9	$42,123
Vested and exercisable at September 30, 2026	3,174,177	$5.58	6.5	$25,861
Unvested at September 30, 2026	3,713,906	$9.35	9.0	$16,262

The aggregate intrinsic value of options exercised totaled $0.3 million for the nine months ended September 30, 2026 and less than $0.1 million for the nine months ended September 30, 2025.

Performance-Based Awards

During the nine months ended September 30, 2026, the Company granted performance-based awards that vest upon the achievement of specified performance conditions, with certain awards also subject to continued service-based vesting. Certain performance-based awards were forfeited during the nine months ended September 30, 2026 as a result of employee terminations or because the applicable performance conditions were not achieved.

As of September 30, 2026, the applicable performance conditions for certain outstanding performance-based awards were not considered probable of achievement and, accordingly, no stock-based compensation expense had been recognized with respect to such awards.

Stock-Based Compensation Expense

The Company has recorded stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$828	$1,047	$2,197	$3,039
General and administrative	1,431	1,188	3,068	4,067
	$2,259	$2,235	$5,265	$7,106

As of September 30, 2026, the Company had $27.3 million of unrecognized stock-based compensation expense related to unvested stock-based awards for which the requisite service or performance conditions were considered probable of achievement. The Company expects to recognize this expense over a weighted-average period of 3.1 years.

In addition, as of September 30, 2026, there was $1.0 million of unrecognized compensation expense related to performance-based awards for which the applicable performance conditions were not considered probable of achievement. Compensation expense related to these awards will be recognized if and when the applicable performance conditions are considered probable of achievement.

10. Income Taxes

No income tax expense was recorded during the three and nine months ended September 30, 2026 or 2025. The Company maintained a full valuation allowance through September 30, 2026 based on the determination that it is more likely than not that deferred tax assets will not be utilized.

11. Commitments and Contingencies

401(k) Plan

In January 2017, and as amended in February 2020, Legacy Obsidian established a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Starting in 2020, the Company makes matching contributions at a rate of 100% of each employee’s contribution up to a maximum employee contribution of 3% of eligible plan compensation. The Company made matching contributions of $0.1 million for each of the three months ended September 30, 2026 and 2025, and $0.4 million and $0.3 million for the nine months ended September 30, 2026 and 2025, respectively.

Other Contractual Obligations

The Company enters into contracts in the normal course of business with third parties for preclinical research studies, upcoming clinical trials and testing and manufacturing services. These contracts typically do not contain minimum purchase commitments and are generally cancelable by the Company upon written notice. Payments due upon cancellation consist of payments for services provided or expenses incurred, including noncancelable obligations of the service providers, up to the date of cancellation and in the case of certain arrangements may include noncancelable fees.

Contingent Value Rights

In connection with the Mergers, on August 3, 2026, the Company entered into the contingent value rights agreement with Legacy Obsidian and Equiniti Trust Company, LLC, as rights agent (the “CVR Agreement”). Pursuant to the CVR Agreement, stockholders of Legacy Galera of record as of July 31, 2026 received two contingent value rights (“CVRs”) for each outstanding share of Legacy Galera common stock held, consisting of one Legacy Product CVR and one Supportive-Care Product CVR. The Supportive-Care Product CVRs relate to Legacy Galera’s sale of certain dismutase mimetic assets pursuant to the Asset Purchase and Sale Agreement, dated as of October 15, 2025, between Legacy Galera and Biossil, Inc. (the “Supportive-Care Product Agreement”).

The Legacy Product CVRs entitle holders to receive a pro rata portion of 80% of certain net proceeds received by the Company or its affiliates from the development, commercialization, licensing, sale or other disposition of tilarginine or related intellectual property during the five-year period following the closing of the Mergers. The Supportive-Care Product CVRs entitle holders to receive a pro rata portion of 95% of certain proceeds received by the Company or its affiliates under the Supportive-Care Product Agreement during the ten-year period following the closing of the Mergers.

Under the CVR Agreement, the Company has agreed to use commercially reasonable efforts to enter into an agreement for the development, licensing, sale or other disposition of tilarginine during the five-year period following the closing of the Mergers and, for two years following the closing of the Mergers, to continue to develop and seek regulatory approval for tilarginine. The CVRs represent contractual rights to receive contingent cash payments upon the occurrence of specified events and do not represent equity or ownership interests in the Company.

As of September 30, 2026, no payments under the CVR Agreement were probable and reasonably estimable and accordingly, no liability was recognized.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, contract research organizations, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. The Company has not incurred any material costs as a result of such indemnifications and is not currently aware of any indemnification claims.

Legal Proceedings

The Company is not a party to any material legal proceedings. At each reporting date, the Company evaluates whether a potential loss amount or a potential range of losses is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses legal costs as incurred.

Collaboration and License Agreement with University of Texas M.D. Anderson Cancer Center

In November 2020, the Company entered into a multi-year collaborative research and option agreement (the “Collaboration Agreement”) with the Board of Regents (the “Board of Regents”) of The University of Texas System, on behalf of the University of Texas M.D. Anderson Cancer Center (“M.D. Anderson”) designed to expedite the research and development of novel engineered TIL for the treatment of solid tumors. Pursuant to the Collaboration Agreement, as amended, the Company agreed to fund research activities of up to $8.3 million over approximately two years and received the option to obtain a license to certain intellectual property arising from the collaboration. The collaboration focused on developing TIL containing regulated membrane-bound IL15 (“mbIL15”) with the potential to enhance anti-tumor efficacy and reduce tumor burden in patients suffering from different types of solid tumors. The collaboration’s purpose was to accelerate the development of cytoTIL™, including process and analytical development and clinical readiness activities. The Collaboration Agreement expired in 2023 and, prior to such expiration, the Company exercised its option to license certain intellectual property arising from the collaboration and subsequently entered into the resulting license agreement with the Board of Regents on behalf of M.D. Anderson (“M.D. Anderson License Agreement”) in October 2021.

Under the M.D. Anderson License Agreement, the Company is obligated to pay to M.D. Anderson (a) a royalty on net sales of certain products developed during the Collaboration Agreement (the “Developed Products”) and licensed products at a low single digit percentage (b) milestone payments of up to (i) $75.0 million upon the achievement of certain specified clinical and regulatory milestones and (ii) $90.0 million upon the achievement of certain specified sales milestones, which milestones may be payable with respect to multiple products and indications and (c) a share of certain consideration received by the Company from sublicensees under any sublicense agreements with third parties. As of September 30, 2026, no additional milestone payments were considered probable of achievement and, accordingly, no related liability has been recognized.

The M.D. Anderson License Agreement may be terminated by the Board of Regents upon notice for an uncured challenge of the Board of Regents' patents and by mutual agreement of the Company and the Board of Regents.

12. Leases

Bedford Lease

In September 2026, the Company entered into an amendment to its operating lease for its Bedford, Massachusetts facility. The amendment extended the term of the lease for the existing premises through May 31, 2031, subject to delivery of the Expansion Premises (as defined below) and provides for the lease of approximately 16,091 additional rentable square feet in the same building (the “Expansion Premises”).

The Company accounted for the amendment as a lease modification that was not a separate contract and remeasured the operating lease liability associated with the existing premises as of the modification date using an incremental borrowing rate of 7.8%, with a corresponding adjustment to the operating lease right-of-use asset. The existing lease continued to be classified as an operating lease.

The remeasurement increased the operating lease liability and corresponding right-of-use asset by approximately $1.1 million. No gain or loss was recognized as a result of the modification.

The lease for the Expansion Premises will commence when the landlord delivers vacant, exclusive possession to the Company following substantial completion of specified landlord improvements. The landlord is required to use commercially reasonable efforts to deliver the Expansion Premises on or before April 1, 2027, subject to certain permitted delays. The lease for the Expansion Premises had not commenced as of September 30, 2026 and, accordingly, no right-of-use asset or lease liability related to the Expansion Premises was recognized as of September 30, 2026.

Cambridge Lease

In September 2026, the Company entered into an amendment to its operating lease for its Cambridge, Massachusetts facility, which extended the lease term through May 31, 2027, with no increase in base rent for the extension period. In connection with the amendment, the Company remeasured the operating lease liability and corresponding right-of-use asset. No gain or loss was recognized as a result of the modification.

Lease Cost and Supplemental Information

Total operating lease cost was approximately $0.7 million for each of the three months ended September 30, 2026 and 2025 and approximately $2.2 million and $2.1 million for the nine months ended September 30, 2026 and 2025, respectively.

Cash paid for amounts included in the measurement of operating lease liabilities was approximately $2.2 million for the nine months ended September 30, 2026.

Future minimum lease payments under operating leases as of September 30, 2026 were as follows:

2026	$746
2027	1,633
2028	673
2029	598
2030	643
Thereafter	270
Total minimum lease payments	4,563
Less: Interest portion	(509)
Total present value of operating lease liabilities	$4,054

As of September 30, 2026, the weighted-average remaining lease term for the Company's operating leases was 3.2 years, and the weighted-average discount rate was 7.90%.

13. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to common stockholders	$(50,656)	$(28,468)	$(96,153)	$(80,350)
Denominator:
Weighted-average common shares outstanding, basic and diluted	41,029,574	1,927,814	15,536,670	1,927,086
Net loss per share attributable to common stockholders, basic and diluted	$(1.23)	$(14.77)	$(6.19)	$(41.70)

In connection with the Mergers, all share and per-share amounts presented for periods prior to August 3, 2026 have been retrospectively adjusted to reflect the Legacy Obsidian exchange ratio of 0.1383. For periods that include the closing date of the Mergers, weighted-average common shares outstanding reflect the weighted average of Legacy Obsidian’s historical common shares, retrospectively adjusted for the Legacy Obsidian exchange ratio, through August 2, 2026 and the actual shares of Parent common stock outstanding beginning August 3, 2026.

Because the Company reported a net loss for each period presented, the effect of potentially dilutive securities was excluded from the computation of diluted net loss per share because their inclusion would have been anti-dilutive.

The following table presents the potential common shares excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive:

	For the Three and Nine Months Ended September 30,
	2026	2025
Redeemable convertible preferred stock	—	29,739,782
Warrants to purchase common stock	46,676	3,060
Options to purchase common stock	6,888,083	5,394,031
Total potentially dilutive securities	6,934,759	35,136,873

14. Related Party Transactions

The Company entered into individual collaboration and license agreements with Celgene Corporation (“Celgene”) in 2019 and 2020, respectively, and a collaboration agreement with Vertex Pharmaceuticals, Inc. (“Vertex”) in 2021. Both Celgene and Vertex purchased the Company’s Preferred Stock in connection with the collaboration agreements. All performance obligations under the collaboration agreements were satisfied in previous reporting periods. Accordingly, during the three and nine months ended September 30, 2026, the Company did not recognize related party revenue associated with the collaboration agreements. The Celgene collaboration agreement was terminated in October 2025 and the Celgene license agreement was terminated in November 2025. The Vertex collaboration agreement expired in April 2025. No future revenue associated with these collaboration arrangements will be recognized.

Certain of the Company’s existing investors participated in the Concurrent PIPE Financing completed in connection with the Mergers. In the aggregate, such investors purchased approximately 14.5 million shares of common stock for an aggregate investment of approximately $173.9 million.

15. Segment Information

The Company operates and manages its business as one reportable segment. The Company’s Chief Executive Officer serves as the chief operating decision maker (“CODM”). The CODM reviews financial information presented on a consolidated basis and uses net loss to assess segment performance and make decisions regarding the allocation of resources. The CODM also reviews cash, cash equivalents and marketable securities as a measure of segment assets. As of September 30, 2026 and December 31, 2025, the Company’s cash, cash equivalents and marketable securities were $324.4 million and $80.5 million, respectively.

The following tables illustrate information about segment revenue, significant segment expenses and segment operating loss for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:	$—	$—	$—	$—
Less(1):
Research and development expenses(2):
Compensation and related expenses	6,047	4,524	16,781	17,680
Drug discovery and platform	127	93	375	660
Clinical and manufacturing activities	18,660	17,619	39,519	42,066
Occupancy and all other costs	1,884	1,763	5,956	5,678
Total research and development expense	$26,718	$23,999	$62,631	$66,084
General and administrative expenses(3):
Compensation and related expenses	4,075	1,748	8,434	6,322
Consulting and professional services	4,340	1,160	6,781	3,410
Occupancy and all other costs	471	492	1,172	1,573
Total general and administrative expense	$8,886	$3,400	$16,387	$11,305
Acquired in-process research and development(4):	15,052	—	15,052	—
Stock-based compensation	2,259	2,235	5,265	7,106
Other segment items(5)	(2,259)	(1,166)	(3,182)	(4,145)
Net loss	$50,656	$28,468	$96,153	$80,350

(1)
The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(2)
Research and development expense excludes stock-based compensation expense, which is presented separately below. Stock-based compensation expense excluded from research and development expense was $0.8 million and $1.0 million for the three months ended September 30, 2026 and 2025, respectively, and $2.2 million and $3.0 million for the nine months ended September 30, 2026 and 2025, respectively.
(3)
General and administrative expense excludes stock-based compensation expense, which is presented separately below. Stock-based compensation expense excluded from general and administrative expense was $1.4 million and $1.2 million for the three months ended September 30, 2026 and 2025, respectively, and $3.1 million and $4.1 million for the nine months ended September 30, 2026 and 2025, respectively.
(4)
Acquired IPR&D relates to Legacy Galera’s tilarginine/pan-NOS inhibitor program. Because the asset had no alternative future use, we expensed $15.1 million during the three and nine months ended September 30, 2026. See Note 3, Mergers and Reverse Asset Acquisition, to the Company’s unaudited condensed consolidated financial statements for additional information.
(5)
Other segment items include interest and other income, net.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and the “Company” refer to Obsidian Therapeutics, Inc. and its consolidated subsidiaries. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025, and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, including statements regarding our plans, strategies, objectives, expectations and intentions. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are a clinical-stage biopharmaceutical company harnessing novel protein-regulation technology to develop engineered tumor infiltrating lymphocyte (“TIL”) cell therapies for the treatment of patients with solid tumors. Our proprietary cytoDRiVE™ platform enables us to leverage drug-responsive domains to control protein function, with our initial focus on TIL cell therapies developed from this platform (“cytoTILs™”).

Our lead product candidate, amsokigene autoleucel (“amsoki-cel,” formerly known as OBX-115), is a novel, genetically engineered, autologous TIL cell therapy currently in a Phase 2 clinical trial for the treatment of advanced melanoma and a Phase 1 clinical trial for the treatment of non-small cell lung cancer (“NSCLC”). Amsoki-cel has received Fast Track and Regenerative Medicine Advanced Therapy designations from the U.S. Food and Drug Administration for the treatment of patients with unresectable or metastatic melanoma that is resistant to immune checkpoint inhibitor therapy.

To date, we have not generated any revenue from product sales. Our historical revenue has been derived from collaboration and license agreements that have expired or concluded. We do not currently have any active revenue-generating arrangements and do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates.

Since inception, we have incurred significant operating losses and negative cash flows from operations. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance our research and development programs, conduct clinical trials, develop our manufacturing capabilities and infrastructure, expand our organization and incur costs associated with operating as a public company.

For the three months ended September 30, 2026 and 2025, our net losses were $50.7 million and $28.5 million, respectively. For the nine months ended September 30, 2026 and 2025, our net losses were $96.2 million and $80.4 million, respectively.

Mergers and Concurrent PIPE Financing

On August 3, 2026, we completed the previously announced mergers involving Obsidian Therapeutics, Inc (“Legacy Obsidian”) and Galera Therapeutics, Inc. (“Legacy Galera”), pursuant to which Legacy Obsidian and Legacy Galera each became wholly owned subsidiaries of a newly formed parent company that was subsequently renamed Obsidian Therapeutics, Inc. (the”Mergers”).

For accounting purposes, Legacy Obsidian was determined to be the accounting acquirer and Legacy Galera the accounting acquiree. Legacy Galera did not meet the definition of a business and, accordingly, the acquisition of Legacy Galera was accounted for as a reverse asset acquisition. As a result, our condensed consolidated financial statements represent a continuation of the financial statements of Legacy Obsidian. Legacy Galera’s assets, liabilities and results of operations are included in our condensed consolidated financial statements beginning August 3, 2026.

In connection with the acquisition of Legacy Galera, we acquired its tilarginine/pan-NOS inhibitor in-process research and development (“IPR&D”). Because the acquired IPR&D had no alternative future use, we recognized approximately $15.1 million of acquired IPR&D expense during the three and nine months ended September 30, 2026. See Note 3, Mergers and Reverse Asset Acquisition, to our unaudited condensed consolidated financial statements for additional information.

On July 31, 2026, the Concurrent PIPE Financing was completed for aggregate gross proceeds of approximately $350.0 million. The proceeds from the Concurrent PIPE Financing significantly increased our liquidity and are being used to fund our research and development programs and other operating activities.

We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of amsoki-cel and our other research and development activities, manufacture clinical trial materials, seek regulatory approvals, expand our organization and incur costs associated with operating as a public company. Our expenses and operating losses may fluctuate significantly from period to period depending on the timing and progress of our clinical trials, manufacturing activities and other research and development programs.

Components of Results of Operations

Revenue

We currently do not generate revenue from product sales and do not expect to generate product revenue unless and until we obtain regulatory approval for, and successfully commercialize, one or more of our product candidates. We may also generate revenue in the future from collaboration, licensing or other arrangements.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred in connection with the development of our product candidates and technology platform. These expenses include:

• personnel-related costs, including salaries, bonuses, employee benefits and stock-based compensation for employees engaged in research and development activities;

• costs associated with our clinical trials and preclinical studies, including amounts paid to contract research organizations, clinical trial sites, consultants and other third parties;

• costs associated with manufacturing clinical trial materials and developing and validating our manufacturing processes, including amounts paid to contract development and manufacturing organizations;

• costs associated with regulatory activities;

• costs related to sponsored research and other external research and development activities;

• laboratory supplies, research materials and reagents;

• costs associated with licenses to intellectual property, including milestone payments when applicable; and

• facilities, depreciation and other direct and allocated expenses associated with our research and development activities.

Research and development costs are expensed as incurred. Advance payments for goods or services to be used in future research and development activities are recorded as prepaid expenses and recognized as expense as the related goods are delivered or services are performed.

We do not allocate personnel-related costs, costs associated with our discovery and platform activities, laboratory supplies, facilities expenses, depreciation or other shared costs to individual product development programs because these costs support multiple programs and our technology platform.

We plan to substantially increase our research and development expenses for the foreseeable future as we continue to conduct our ongoing research and development activities, advance our preclinical research programs toward clinical development, and conduct our current and planned clinical trials.

The duration, costs and timing of our research and development activities are subject to significant uncertainty. Our development costs may vary significantly depending on a number of factors, including the scope and progress of our clinical trials and preclinical studies; patient enrollment and clinical trial results; manufacturing activities and costs; regulatory requirements and developments; the timing and amount of milestone and other payments under license and collaboration arrangements; and the development, regulatory and commercial potential of our product candidates. Any significant delays or changes in these activities could result in material changes in the costs and timing of our development programs.

Acquired In-Process Research and Development

In connection with the acquisition of Legacy Galera on August 3, 2026, we acquired IPR&D related to Legacy Galera’s tilarginine/pan-NOS inhibitor program. Because the acquired IPR&D had no alternative future use, we recognized $15.1 million of acquired IPR&D expense during the three and nine months ended September 30, 2026. This expense is separate from our ongoing research and development expenses described above. See Note 3, Mergers and Reverse Asset Acquisition, to our unaudited condensed consolidated financial statements for additional information.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs, including salaries, bonuses, employee benefits and stock-based compensation for employees in executive, legal, finance, human resources and other administrative functions. General and administrative expenses also include legal and professional fees, including costs associated with accounting, auditing, tax, consulting and corporate matters; insurance costs; information technology costs; and facilities, depreciation and other direct and allocated administrative expenses.

We expect our general and administrative expenses to increase as we operate as a public company and continue to support our research, development and clinical activities. We expect to incur ongoing costs associated with U.S. Securities and Exchange Commission (“SEC”) reporting and compliance, Nasdaq listing requirements, accounting and audit services, legal and regulatory matters, director and officer insurance, investor relations and other public-company activities.

Other Income, net

Other income, net consists primarily of interest income earned on our cash, cash equivalents and marketable securities.

Income Tax Benefit (Expense)

We have historically not incurred significant income taxes. We continue to maintain a full valuation allowance against all of our deferred tax assets based on management’s evaluation of all available evidence, including our history of incurring significant losses from operations. As a result, we do not expect to incur material income taxes for the foreseeable future.

Results of Operations

Comparison of the three months ended September 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Change
	2026	2025	$
Operating expenses:
Research and development	$27,547	$25,046	$2,501
General and administrative	10,316	4,588	5,728
Acquired in-process research and development	15,052	—	15,052
Total operating expenses	52,915	29,634	23,281
Other income, net	2,259	1,166	1,093
Income tax benefit (expense)	—	—	—
Net loss	$(50,656)	(28,468)	$(22,188)

Research and Development Expenses

The following table summarizes our research and development costs for each of the periods presented:

	Three Months Ended September 30,		Change
	2026	2025	$
Clinical and manufacturing activities	$18,660	$17,619	$1,041
Compensation and related expenses	6,047	4,524	1,523
Drug discovery and platform	127	93	34
Occupancy and all other costs	1,885	1,763	122
Stock Based Compensation	828	1,047	(219)
Total research and development expenses	$27,547	$25,046	$2,501

Research and development expenses were $27.5 million for the three months ended September 30, 2026, compared to $25.0 million for the three months ended September 30, 2025. The increase of $2.5 million was primarily due to $1.3 million of higher personnel-related costs, including stock-based compensation, and a $1.0 million increase in clinical and manufacturing costs due to the advancement of the Company's clinical studies, including increased patient enrollment, site activities, and other trial-related costs.

General and Administrative Expenses

General and administrative expenses were $10.3 million for the three months ended September 30, 2026, compared to $4.6 million for the three months ended September 30, 2025. The increase of $5.7 million was primarily due to a $2.5 million increase in compensation and related activities, including stock-based compensation, and a $3.2 million increase in consulting and professional services including the costs associated with the Mergers and the Concurrent PIPE Financing.

Other Income, net

Other income, net was $2.3 million for the three months ended September 30, 2026, compared to $1.2 million for the three months ended September 30, 2025. The increase of $1.1 million was due to increased interest income based on a greater marketable securities balance for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

Acquired in-process research and development

Acquired IPR&D expense was $15.1 million for the three months ended September 30, 2026, compared to none for the three months ended September 30, 2025. The increase was due to the recognition of acquired IPR&D expense related to Legacy Galera’s tilarginine/pan-NOS inhibitor program in connection with the Mergers. The acquired IPR&D had no alternative future use and, accordingly, was expensed upon acquisition.

Comparison of the nine months ended September 30, 2026 and 2025

The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,		Change
	2026	2025	$
Operating expenses:
Research and development	$64,828	$69,123	$(4,295)
General and administrative	19,455	15,372	4,083
Acquired in-process research and development	15,052	—	15,052
Total operating expenses	99,335	84,495	14,840
Other income, net	3,182	4,145	(963)
Income tax benefit (expense)	—	—	—
Net loss	$(96,153)	$(80,350)	$(15,803)

Research and Development Expenses

The following table summarizes our research and development costs for each of the periods presented:

	Nine Months Ended September 30,		Change
	2026	2025	$
Clinical and manufacturing activities	$39,519	$42,066	$(2,547)
Compensation and related expenses	16,781	17,680	(899)
Drug discovery and platform	375	660	(285)
Occupancy and all other costs	5,956	5,678	278
Stock-based compensation	2,197	3,039	(842)
Total research and development expenses	$64,828	$69,123	$(4,295)

Research and development expenses were $64.8 million for the nine months ended September 30, 2026, compared to $69.1 million for the nine months ended September 30, 2025. The decrease of $4.3 million was primarily due to a $1.7 million decrease in personnel-related costs, including stock-based compensation resulting from organizational actions taken to streamline operations and align the Company’s cost structure with current business needs and a $2.5 million decrease in clinical and manufacturing costs primarily reflecting lower process development and materials costs, partially offset by higher manufacturing batch and clinical trial costs.

General and Administrative Expenses

General and administrative expenses were $19.5 million for the nine months ended September 30, 2026, compared to $15.4 million for the nine months ended September 30, 2025. The increase of $4.1 million was primarily due to a $3.4 million increase in consulting and professional services including $2.0 million of costs associated with the Company’s previously contemplated, but abandoned, initial public offering and other transaction related costs expensed in connection with the Mergers and the Concurrent PIPE Financing.

Other Income, net

Other income, net was $3.2 million for the nine months ended September 30, 2026, compared to $4.1 million for the nine months ended September 30, 2025. The decrease of $1.0 million was due to decreased interest income based on a lower average marketable securities balance for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Acquired in-process research and development

Acquired IPR&D expense was $15.1 million for the nine months ended September 30, 2026, compared to none for the nine months ended September 30, 2025. The increase was due to the recognition of acquired IPR&D expense related to Legacy Galera’s tilarginine/pan-NOS inhibitor program in connection with the Mergers. The acquired IPR&D had no alternative future use and, accordingly, was expensed upon acquisition.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through private placements of equity securities, proceeds from the Concurrent PIPE Financing and payments received under collaboration and license arrangements. On July 31, 2026, the Concurrent PIPE Financing was completed for aggregate gross proceeds of approximately $350.0 million.

As of September 30, 2026, we had cash, cash equivalents and marketable securities of approximately $324.4 million, consisting of approximately $66.5 million of cash and cash equivalents, $148.4 million of current marketable securities and $109.4 million of long-term marketable securities. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the date of issuance of the condensed consolidated financial statements included in this Quarterly Report.

Our financial condition changed significantly during the nine months ended September 30, 2026, primarily due to the Mergers and the Concurrent PIPE Financing. Compared with December 31, 2025, cash, cash equivalents and marketable securities increased from $80.5 million to $324.4 million, and a stockholders’ deficit of $266.0 million changed to stockholders’ equity of approximately $320.6 million, primarily reflecting the Concurrent PIPE Financing and the Mergers, partially offset by cash used in operating activities.

Future Funding Requirements

As of September 30, 2026, we had cash, cash equivalents and marketable securities of $324.4 million. Based upon our current operating plans, and our existing cash equivalents and marketable securities, we believe we have sufficient capital to fund our operations for at least twelve months from the issuance of the condensed consolidated financial statements included in this Quarterly Report. Our forecast regarding the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain. We may need to raise substantial additional capital in the future.

Our future capital requirements will depend on many factors, including but not limited to:

•
the type, number, scope, progress, expansions, results, costs, and timing of, discovery, preclinical studies and clinical trials of amsoki-cel and any future product candidates;
•
the costs and timing of manufacturing for amsoki-cel and any future product candidates and commercial manufacturing;
•
the costs, timing, and outcome of regulatory review of amsoki-cel and any future product candidates;
•
the terms and timing of establishing and maintaining licenses and other similar arrangements;
•
our ability to establish and maintain additional collaborations, partnerships or licenses on favorable terms, if at all;

•
the achievement of milestones or occurrence of other developments that trigger payments under any future collaboration agreements, if any;
•
the extent to which we are obligated to reimburse, or entitled to reimbursement of, research and development, clinical or other costs under future collaboration agreements, if any;
•
the legal costs of obtaining, maintaining, and enforcing our patents and other intellectual property rights;
•
our efforts to enhance operational systems and hire additional personnel to satisfy our obligations as a public company;
•
the costs associated with hiring additional personnel and consultants as our preclinical and potential future clinical activities increase;
•
the costs and timing of establishing or securing sales and marketing capabilities if amsoki-cel and any future product candidate is approved;
•
our ability to achieve sufficient market acceptance, coverage and adequate reimbursement from third-party payors and adequate market share and revenue for any approved products; and
•
costs associated with any products or technologies that we may in-license or acquire.

In addition, under the contingent value rights agreement by and among the Company, Legacy Obsidian and Equiniti Trust Company, LLC (the “CVR Agreement”), we have agreed to use commercially reasonable efforts, for two years following the closing of the Mergers, to continue to develop and seek regulatory approval for tilarginine, and we may be required to pay holders of CVRs a portion of certain proceeds we receive from the Legacy Galera assets. We may also be required to make milestone payments of up to $75.0 million and $90.0 million under our license agreement with the Board of Regents on behalf of M.D. Anderson (“M.D. Anderson License Agreement”) upon the achievement of specified clinical and regulatory milestones and sales milestones, respectively, and the lease for the expansion premises at our Bedford facility is expected to commence on or before April 1, 2027. See Notes 11 and 12 to our unaudited condensed consolidated financial statements.

Until such time, if ever, as we can generate substantial product revenue to support our cost structure, we expect to finance our cash needs through equity offerings, debt financings, or other capital sources, potentially including collaborations, licenses, and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, amsoki-cel or any future product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. Our failure to raise capital or enter into such other arrangements when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market amsoki-cel and any future product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

Cash Flows

The following table sets forth a summary of the net cash flow activity for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(84,004)	$(67,057)
Net cash provided by (used in) investing activities	(221,168)	53,637
Net cash provided by financing activities	331,374	18
Net increase (decrease) in cash and cash equivalents and restricted cash	$26,202	$(13,402)

Operating Activities

For the nine months ended September 30, 2026, net cash used in operating activities of $84.0 million was comprised of the net loss of $96.2 million and $20.1 million of non-cash items and an $8.0 million change in operating assets and liabilities.

For the nine months ended September 30, 2025, net cash used in operating activities of $67.1 million was comprised of the net loss of $80.4 million, $6.0 million of non-cash items and $7.3 million change in operating assets and liabilities.

Investing Activities

For the nine months ended September 30, 2026, net cash used in investing activities of $221.2 million was primarily comprised of $258.6 million of purchases of marketable securities, partially offset by $40.5 million of maturities of marketable securities.

For the nine months ended September 30, 2025, net cash provided by investing activities of $53.6 million was primarily comprised of $111.0 million of maturities of marketable securities, partially offset by $57.3 million of marketable securities purchases.

Financing Activities

For the nine months ended September 30, 2026, the cash provided by financing activities of $331.4 million was primarily comprised of $331.0 million of proceeds, from the sale of common stock from the Concurrent PIPE Financing.

For the nine months ended September 30, 2025, the cash provided by financing activities did not have a meaningful impact on our operations.

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with third parties for preclinical research studies, upcoming clinical trials and testing and manufacturing services. These contracts typically do not contain minimum purchase commitments and are generally cancelable by us upon written notice. Payments due upon cancellation consist of payments for services provided or expenses incurred, including noncancelable obligations of the service providers, up to the date of cancellation and in the case of certain arrangements may include noncancelable fees.

We also have contingent payment obligations under our CVR Agreement and M.D. Anderson License Agreement. As of September 30, 2026, no payments under these arrangements were considered probable and no related liabilities were recognized. See Note 11, Commitments and Contingencies, for additional information.

During the nine months ended September 30, 2026, we amended our operating leases for our Bedford and Cambridge, Massachusetts facilities. See Note 12, Leases, to our unaudited condensed consolidated financial statements for additional information.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, expenses and related disclosures. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Actual results could differ from these estimates.

There have been no material changes to our critical accounting policies and estimates from those described in our audited consolidated financial statements for the year ended December 31, 2025, except for matters related to the Mergers and reverse asset acquisition described below.

In connection with the Mergers, we were required to make judgments regarding the identification of the accounting acquirer, whether Legacy Galera met the definition of a business, the measurement of the acquisition cost, including the $12.00 per share fair value of Parent common stock issued to Legacy Galera securityholders, and the allocation of such cost to the assets acquired and liabilities assumed. Because the acquired IPR&D had no alternative future use, we recognized $15.1 million of acquired IPR&D expense during the three and nine months ended September 30, 2026. See Note 3, Mergers and Reverse Asset Acquisition, to our unaudited condensed consolidated financial statements for additional information.

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may affect our financial position and results of operations is included in Note 2, Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Emerging Growth Company and Smaller Reporting Company Status

The Jumpstart Our Business Startups Act of 2012 permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected not to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we will adopt the new or revised standard at the time private companies adopt the new or revised standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company. As a result of this election, our condensed consolidated financial statements may not be comparable to other public companies that comply with new or revised accounting pronouncements as of public company effective dates. We may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies.

We are also a “smaller reporting company,” meaning that the market value of our common stock held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our common stock held by non-affiliates is less than $250 million or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our common stock held by non-affiliates is less than $700 million, in each case measured as of the last business day of our most recently completed second fiscal quarter. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives.

Other than changes resulting from the Mergers, including the adoption of Legacy Obsidian’s internal control over financial reporting as our internal control over financial reporting, no change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on our business, financial condition, results of operations and prospects because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations and growth prospects, in which case the market price of our common stock could decline, and you may lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. The risk factors below supersede the risk factors included in our Registration Statement on Form S-1 filed on August 28, 2026.

Risks Related to Our Financial Condition, Need for Additional Capital and Manufacturing and Commercialization Efforts

We are a clinical-stage biopharmaceutical company and have incurred significant financial losses since our inception and anticipate that we will continue to incur significant financial losses for the foreseeable future. We may never achieve or maintain profitability.

We are a clinical-stage biopharmaceutical company with a limited operating history and have incurred losses since our inception. Our operations to date have been limited to pre-commercial activities. We have not yet demonstrated an ability to generate revenue, obtain regulatory approvals, manufacture any product on a commercial scale or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. We will encounter risks and difficulties frequently experienced by clinical-stage biopharmaceutical companies in rapidly evolving fields, and we have not yet demonstrated an ability to successfully overcome such risks and difficulties. If we do not address these risks and difficulties successfully, our business will suffer.

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We will continue to incur significant research and development and other expenses related to our preclinical and clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidate.

We anticipate that our expenses will increase substantially if, and as, we:

•
continue to advance our product candidate through clinical development, including conducting our ongoing clinical trials;
•
seek regulatory approvals for our product candidate or any future product candidates that successfully complete clinical trials;
•
expand our operational, financial and management systems and increase personnel, including personnel to support our clinical and preclinical development, manufacturing and commercialization efforts;
•
undertake any pre-commercial or commercial activities to establish sales, marketing, and distribution capabilities;
•
advance any future product candidates into clinical development;
•
seek to identify, acquire, and develop additional product candidates, including through business development efforts to invest in or in-license other technologies or product candidates;
•
maintain, expand, and protect our intellectual property portfolio;
•
make milestone, royalty, or other payments due under our license and collaboration agreements and any future license, collaboration or other agreements;
•
make milestone, royalty, interest, or other payments due under any future financing or other arrangements with third parties;
•
incur additional legal, accounting or other expenses in operating our business, including the additional costs associated with operating as a public company;
•
establish or work with third parties to establish sales, marketing, distribution, manufacturing, supply chain and other commercial infrastructure in the future to commercialize any product candidates for which we may obtain regulatory approval; and
•
add equipment and physical infrastructure to support our research and development.

Biopharmaceutical product development entails substantial up-front capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval, secure market access and reimbursement, or become commercially viable, and therefore any investment in us is highly speculative. Accordingly, before making an investment in us, you should consider our prospects, factoring in the costs, uncertainties, delays, and difficulties frequently encountered by companies in clinical development, especially clinical-stage biopharmaceutical companies such as ours. Any predictions you make about our future success or viability may not be as accurate as they would otherwise be if we had a longer operating history or a history of successfully developing and commercializing biopharmaceutical products. We may encounter unforeseen expenses, difficulties, complications, delays, and other known or unknown factors in achieving our business objectives.

Additionally, our expenses could increase beyond our expectations if we are required by the U.S. Food and Drug Administration (the “FDA”), the European Medicines Agency (the “EMA”), or other comparable regulatory authorities to perform clinical trials in addition to those that we currently expect, or if there are any delays in establishing appropriate manufacturing arrangements for or in completing our clinical trials or the development of our product candidate or any future product candidates.

We will require additional funding in order to finance operations. If we are unable to raise capital when needed, or on acceptable terms, we could be forced to delay, reduce, or eliminate our product development programs or commercialization efforts.

Developing biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive, and uncertain process that takes years to complete. We expect our expenses to continue to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek regulatory and marketing approval ufor, our product candidate. Even if our current or future product candidates are approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. To date, we have funded our operations principally through private financings. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the clinical and preclinical development of our product candidate, commence additional preclinical studies and clinical trials, and continue to identify and develop additional product candidates either through internal development or through acquisitions or in-licensing product candidates.

As of September 30, 2026, we had cash and cash equivalents and marketable securities of $324.4 million. Based upon our current operating plans, we believe that our existing cash and cash equivalents and marketable securities as of September 30, 2026 will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2028.

We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We may also raise additional financing on an opportunistic basis in the future. For example, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidate. Our future capital requirements will depend on many factors, including but not limited to:

•
the scope, timing, progress, costs, and results of discovery, preclinical development, and clinical trials for our current or future product candidates;
•
the number of clinical trials required for regulatory approval of our current or future product candidates;
•
the costs, timing, and outcome of regulatory review of our current or any future product candidates;
•
the costs associated with acquiring or licensing additional product candidates, technologies, or assets, including the timing and amount of any milestones, royalties, or other payments due in connection with our acquisitions and licenses;
•
the cost of manufacturing clinical and commercial supplies of our current or future product candidates;
•
the costs and timing of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property rights, and defending any intellectual property-related claims, including any claims by third parties that we are infringing upon their intellectual property rights;
•
the effectiveness of our approach at identifying target patient populations and utilizing our approach to enrich our patient population in our clinical trials;
•
our ability to maintain existing, and establish new, strategic collaborations or other arrangements and the financial terms of any such agreements, including the timing and amount of any future milestone, royalty, or other payments due under any such agreement;
•
the costs and timing of future commercialization activities, including manufacturing, marketing, sales, and distribution, for our product candidate or any future product candidates for which we receive marketing approval;
•
the revenue, if any, received from commercial sales of our product candidate or any future product candidates for which we receive marketing approval;
•
expenses to attract, hire, and retain skilled personnel;
•
the costs of operating as a public company;
•
our ability to establish a commercially viable pricing structure and obtain approval for coverage and adequate reimbursement from third-party and government payors;
•
the effect of macroeconomic trends including inflation, tariffs, and interest rates;

•
addressing any potential supply chain interruptions or delays;
•
the effect of competing technological and market developments; and
•
the extent to which we acquire or invest in business, products, and technologies.

Because of the numerous risks and uncertainties associated with research and development of product candidates, we are unable to predict the timing or amount of our working capital requirements. In addition, if we obtain regulatory approval for our product candidate, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales, and distribution which make it difficult to predict when or if we will be able to achieve or maintain profitability. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to support our continuing operations. Our ability to raise additional funds will depend on financial, economic, political, and market conditions and other factors, over which we may have no or limited control. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce, or terminate our product development programs, future commercialization efforts, or other operations.

Raising additional capital may cause dilution to our stockholders, restrict our operations, or require us to relinquish rights to our product candidate.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations with our existing cash, cash equivalents, and marketable securities, the net proceeds from the Mergers and the Concurrent PIPE Financing, any future equity or debt financings, and upfront and milestone and royalties payments, if any, received under any future licenses or collaborations. If we raise additional capital through the sale of equity or convertible debt securities, or issue any equity or convertible debt securities in connection with a collaboration agreement or other contractual arrangement, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. In addition, the possibility of such issuance may cause the market price of our common stock to decline. Debt financing, if available, may result in increased fixed payment obligations and involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, or acquiring, selling, or licensing intellectual property rights or assets, which could adversely impact our ability to conduct our business. If we raise additional funds through collaborations, strategic alliances, or marketing, distribution, or licensing arrangements with third parties, we may have to relinquish valuable rights to our intellectual property, technologies, future revenue streams, or product candidates or grant licenses on terms that may not be favorable to us. We could also be required to seek funds through arrangements with collaborators or others at an earlier stage than otherwise would be desirable. Any of these occurrences may have a material adverse effect on our business, operating results and prospects.

Risks Related to Our Business Operations and Industry

Our business is highly dependent on the success of our product candidate, amsoki-cel. If we are unable to successfully complete clinical development, obtain regulatory approval for or commercialize our product candidate, or if we experience delays in doing so, our business will be materially harmed.

To date, as an organization, we have not completed the development of any product candidates and our current product candidate remains in clinical development. Our future success and ability to generate revenue from our product candidate is dependent on our ability to successfully develop, obtain regulatory approval for, and commercialize our product candidate or any future product candidate. Our product candidate and any future product candidates will require substantial additional investment for clinical development, regulatory review, and approval in one or more jurisdictions. If our product candidate or any future product candidates encounter safety or efficacy problems, development delays or regulatory issues or other problems, our development plans and business would be materially harmed.

We may not have the financial resources to continue development of our product candidate if we experience any issues that delay or prevent regulatory approval of, or our ability to commercialize, our product candidate, including:

•
our ability to demonstrate to the satisfaction of the FDA, EMA, or other comparable regulatory authorities that our product candidate is safe and effective for one or more intended uses;
•
the sufficiency of our financial and other resources to complete the necessary clinical trials and preclinical studies;
•
negative or inconclusive results from our clinical trials, preclinical studies, or the clinical trials of others for product candidates similar to ours, leading to a decision or requirement to conduct additional clinical trials or preclinical studies or abandon a program;
•
product-related adverse events experienced by subjects in our clinical trials, including unexpected toxicity results, or by individuals using drugs or therapeutic biologics similar to our product candidate;

•
delays in submitting an Investigational New Drug application, or IND, or other regulatory submission to the FDA, EMA, or other comparable regulatory authorities, or delays or failure in obtaining the necessary approvals from regulators to commence a clinical trial or a suspension, termination, or hold, of a clinical trial once commenced, including any delays caused by prolonged government shutdowns, inadequate funding, loss of employees, changes in regulations, leadership, or policies by a new administration or other disruptions of regulatory authorities;
•
conditions imposed by the FDA, the EMA, or other comparable regulatory authorities regarding the scope or design of our clinical trials;
•
poor effectiveness of our product candidate during clinical trials;
•
better than expected performance of control arms, such as placebo groups, which could lead to negative or inconclusive results from our clinical trials;
•
delays in recruiting or enrolling subjects in our clinical trials;
•
high drop-out rates of subjects from our clinical trials;
•
inadequate supply or quality of our product candidate or other materials necessary for the conduct of our clinical trials;
•
higher than anticipated clinical trial or manufacturing costs;
•
unfavorable FDA, EMA, or other comparable regulatory authority inspections and review of our clinical trial sites;
•
failure of our third-party contractors or investigators to comply with regulatory requirements or the clinical trial protocol or otherwise to meet their contractual obligations in a timely manner, or at all;
•
delays and changes in regulatory requirements, policies, leadership, and guidelines, including the imposition of additional regulatory oversight around clinical testing generally or with respect to our investigational therapies in particular; or
•
varying interpretations of data by the FDA, EMA, and other comparable regulatory authorities.

We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

The biotechnology industry is intensely competitive and subject to rapid and significant technological change. Our current or future product candidates may face competition from major pharmaceutical companies, specialty pharmaceutical companies, universities, and other research institutions and from products and therapies that currently exist or are being developed, some of which products and therapies we may not currently know about.

Many of our competitors have significantly greater financial, manufacturing, marketing, product development, technical, and human resources than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, obtaining marketing approvals, recruiting patients, and manufacturing pharmaceutical products, and they may also have products that have been approved or are in late stages of development, and collaborative arrangements in our target markets with leading companies and research institutions.

Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel cell therapies or to in-license novel cell therapies that could make the product candidates that we develop obsolete. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. As a result of all of these factors, our competitors may succeed in obtaining patent protection and/or FDA or other regulatory approval or discovering, developing, and commercializing products in our field before we do, which could result in our competitors establishing a strong market position before we are able to enter the market.

Our competitors may obtain FDA or other regulatory approval of their product candidates more rapidly than we may or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates or platform technologies. Our competitors may also develop cell therapies or other platform technologies that are more effective, more convenient, more widely used, or less costly than our product candidate or, in the case of drugs, have a better safety profile than our product candidate.

These competitors may also be more successful than us in manufacturing and marketing their products and have significantly greater financial resources and expertise in research and development.

There are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. We may compete with other cell therapy or immunotherapy companies such as Iovance Biotherapeutics Inc., Replimune Group Inc., AbelZeta Inc., Biosyngen Pte Ltd, GRIT Biotechnology Co., Ltd., Shanghai Juncell Therapeutics Co., Ltd., Immatics N.V., Immunocore Holdings plc, Intima Bioscience, Inc., KSQ Therapeutics, Inc., Marker Therapeutics, Inc., TILT

Biotherapeutics Ltd, and others. In addition, numerous compounds are in clinical development for cancer treatment. Many of these companies are well-capitalized and have significant clinical experience.

Smaller and other early-stage companies may also prove to be significant competitors. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our current and any future product candidates. In addition, the biopharmaceutical industry is characterized by rapid technological change. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Technological advances or products developed by our competitors may render our product candidates obsolete, less competitive, or not economical.

Universities and public and private research institutions in the United States and Europe are also potential competitors. For example, a Phase 3 M14TIL clinical trial compared tumor infiltrating lymphocyte (“TIL”) to standard ipilimumab in patients with metastatic melanoma was conducted in Europe by the Netherlands Cancer Institute, the Copenhagen County Herlev University Hospital, and the University of Manchester. Results from the M14TIL clinical trial were presented at the European Society for Medical Oncology Congress in September 2022 and were subsequently published. In patients with advanced melanoma, progression-free survival was significantly longer among those who received TIL cell therapy than among those who received ipilimumab. While these universities and public and private research institutions primarily have educational objectives, they may develop proprietary technologies that lead to other FDA approved therapies or that secure patent protection that we may need for the development of our technologies and products.

Our commercial opportunities could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, have a broader label, are marketed more effectively, are reimbursed, or are less expensive than any products that we may develop. Even if our product candidates achieve marketing approval, they may be priced at a significant premium over competitive products if any, which have been approved by then, resulting in reduced competitiveness. If we do not compete successfully, we may not generate or derive sufficient revenue from any product candidate for which we obtain marketing approval and may not become and remain profitable.

Due to the significant resources required for the development of our pipeline, and depending on our ability to access capital, we must prioritize the development of certain product candidates over others. Moreover, we may fail to expend our limited resources on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Our lead product candidate, amsoki-cel, is currently in a Phase 2 clinical trial for the treatment of advanced melanoma and a Phase 1 clinical trial for the treatment of non-small cell lung cancer (“NSCLC”), and our other TIL product candidates and programs are at various stages of preclinical development. However, under the CVR Agreement, we have agreed to use commercially reasonable efforts, for two years following the closing of the Mergers, to continue to develop and seek regulatory approval for tilarginine, Legacy Galera’s legacy product candidate, which is currently in an ongoing multicenter Phase 2 clinical trial for metaplastic breast cancer. We otherwise seek to develop engineered TIL cell therapies for the treatment of patients with solid tumors.

Due to the significant resources required for the development of amsoki-cel, we must decide which product candidates and indications to pursue and advance and the amount of resources to allocate to each. Our decisions concerning the allocation of research, development, collaboration, management, and financial resources toward particular product candidates, therapeutic areas, or indications may not lead to the development of viable commercial products and may divert resources away from better opportunities. Similarly, our decisions to delay, terminate, or collaborate with third parties in respect of certain product development programs may also prove not to be optimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the viability or market potential of our current or future product candidates or misread trends in the pharmaceutical industry, our business, financial condition, and results of operations could be materially and adversely affected. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases and disease pathways that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing, or royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights.

We may seek to grow our business through acquisitions or investments in new or complementary businesses, products, or technologies, through the licensing of products or technologies from third parties or other strategic alliances. The failure to manage acquisitions, investments, licenses, or other strategic alliances, or the failure to integrate them with our existing business, could have a material adverse effect on our operating results, dilute our stockholders’ ownership, increase our debt, or cause us to incur significant expense.

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing clinicians’ and patients’ needs, competitive technologies, and market pressures. Accordingly, from time to time we may consider opportunities to acquire, make investments in, or license other technologies, products, and businesses that may enhance our capabilities, complement our existing products and technologies, or expand the breadth of our markets or customer base. Potential and completed acquisitions, strategic investments, licenses, and other alliances involve numerous risks, including difficulty integrating acquired or licensed technologies, products, employees, or business operations, unanticipated costs associated with acquisitions or strategic alliances, and diversion of management’s attention from our core business and disruption of ongoing operations.

We do not know if we will be able to identify acquisitions or strategic relationships we deem suitable, whether we will be able to successfully complete any such transactions on favorable terms, if at all. Our ability to successfully grow through strategic transactions depends upon our ability to identify, negotiate, complete, and integrate suitable target businesses, technologies, or products and to obtain any necessary financing. These efforts could be expensive and time-consuming and may disrupt our ongoing business and prevent management from focusing on our operations. To finance any acquisitions, investments, or strategic alliances, we may choose to issue shares of our common stock as consideration, which could dilute the ownership of our stockholders. Additional funds may not be available on terms that are favorable to us, or at all.

Our employees, independent contractors, consultants, including contract development manufacturing organizations (“CDMOs”) and contract research organizations (“CROs”), and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk of employee fraud or other illegal activity by our current and any future employees, independent contractors, consultants, CDMOs, and vendors including but not limited to contract research organizations, or CROs. Misconduct by these parties could include intentional, unintentional, reckless, and/or negligent conduct that fails to comply with FDA or other comparable regulations, provide true, complete and accurate information to the FDA and other comparable regulatory authorities, comply with manufacturing standards we may establish, comply with healthcare fraud and abuse laws and regulations, report financial information or data accurately, or disclose unauthorized activities to us. If we obtain FDA approval of our product candidate or any future product candidates and begin commercializing those products in the United States, our potential exposure under these laws will increase significantly, and our costs associated with compliance with these laws are likely to increase. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. Additionally, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a material and adverse effect on our business, financial condition, results of operations, and prospects.

We, our collaborators, and our service providers are subject to a variety of privacy and data security laws, regulations, and contractual obligations, which may require us to incur substantial compliance costs, and any failure or perceived failure by us to comply with them could expose us to significant fines and other penalties and otherwise harm our business and operations.

The legislative and regulatory framework for the collection, use, safeguarding, sharing, transfer, and other processing of personal information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, numerous jurisdictions, including those in which we operate or collect personal information, have established their own data security and privacy frameworks with which we must comply. In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state information security and data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure, and protection of health-related and other personal information, could apply to our operations or the operations of our collaborators and service providers. In particular, regulations promulgated pursuant to the Health Insurance Portability and Accountability Act, or HIPAA, establish privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and impose requirements regarding the privacy and security of individually identifiable health information, including mandatory contractual terms, for covered entities, or certain healthcare providers, health plans and healthcare clearinghouses, and their business associates that provide services to the covered entity that involve individually identifiable health information and their subcontractors that use, disclose or otherwise process individually identifiable health information. While pharmaceutical and biotechnology companies are typically not directly regulated by HIPAA, our business may be indirectly impacted by HIPAA in our interactions with providers, payors, and others that have HIPAA compliance obligations. If we are unable to properly protect the privacy and security of protected health information, we could be found to have violated these privacy and security laws and/or breached certain contracts. Further, if we fail to comply with applicable privacy laws, including applicable HIPAA privacy and security standards, we could face significant civil and criminal penalties. U.S. Department of Health & Human Services, or HHS, enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources.

At the state level, numerous states have or are in the process of enacting or considering comprehensive data privacy and security laws, rules, and regulations while other states have focused on more narrow aspects of privacy. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. In the state of Washington, for example, the My Health My Data Act, which has a private right of action that further increases the relevant compliance risk, requires regulated entities to obtain consent to collect health-related information and grants consumers certain rights, including to request deletion of their information. Connecticut and Nevada have also passed similar laws regulating consumer health data. In addition, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information. For example, a small number of states, such as Illinois and Texas, have passed laws that regulate biometric data specifically. Although many of the existing state privacy laws exempt clinical trial information and health information governed as “protected health information” by HIPAA, future privacy and data protection laws may be broader in scope. Taken together, these state and federal laws may be subject to varying interpretations by the courts and government agencies and are subject to frequent change. Further, these varying interpretations could create complex compliance issues for us and our partners and potentially expose us to additional expense, liability, penalties, negatively impact our business, and lead to adverse publicity, and all of these risks could adversely affect our business in the short and long term. In addition, contractual obligations and in the future, legislation may limit, forbid or regulate the use or transmission of health information outside of the United States or across other national borders, which could make reliance on non-U.S. resources for work related to such processing personal information impracticable or substantially more expensive.

All of these evolving compliance and operational requirements impose significant costs, such as costs related to organizational changes, implementing additional protection technologies, training employees and engaging consultants and legal advisors, which are likely to increase over time. In addition, such requirements may require us to modify our data processing practices and policies, utilize management’s time and/or divert resources from other initiatives and projects. Any failure or perceived failure by us to comply with any applicable federal, state or foreign laws and regulations relating to data privacy and security could result in damage to our reputation, as well as proceedings or litigation by governmental agencies or other third parties, including class action privacy litigation in certain jurisdictions, which would subject us to significant fines, sanctions, awards, injunctions, penalties or judgments. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

If we are unable to protect the confidentiality of our proprietary information, the value of our technology and products could be adversely affected.

In addition to patent protection, we also rely on other proprietary rights, including protection of trade secrets and/or confidential know-how, unpatented know-how, and/or other proprietary information. We may rely on other proprietary rights, including protection of trade secrets, confidential know-how, unpatented know-how, and/or other proprietary information to protect our technology, especially where patent protection is believed to be of limited value. However, trade secrets and/or confidential know-how can be difficult to maintain as confidential.

To maintain the confidentiality of this type of information, it is our policy to enter into confidentiality agreements with our employees, consultants, advisors, collaborators, contractors (including CDMOs and CROs) and others upon the commencement of their relationships with us. These agreements require that all confidential information developed by the individual(s) or made known to the individual by us during the course of the individual’s relationship or work with us be kept confidential and not disclosed to third parties. Our agreements with employees and our personnel policies also provide that any inventions conceived by the individual in the course of rendering services to us shall be our exclusive property. However, we may not obtain these agreements in all circumstances, and/or individuals with whom we have these agreements may not comply with their terms, intentionally or unintentionally. Thus, despite such agreements, inventions may become assigned to third parties. In the event of unauthorized use or disclosure of our trade secrets or proprietary information, these agreements, even if obtained, may not provide meaningful protection, particularly for our trade secrets or other confidential information. To the extent that our employees, consultants, contractors, or others use technology or know-how owned by third parties in their work for us, disputes may arise between us and those third parties as to the rights in related inventions. To the extent that an individual who is not obligated to assign rights in intellectual property to us or a current or future licensor is rightfully an inventor of intellectual property, we may need to obtain an assignment or a license to that intellectual property from that individual, or a third party, or from that individual’s assignee. Such assignment or license may not be available at all or on commercially reasonable terms. The disclosure of our trade secrets could impair our competitive position and may materially harm our business, financial condition, and results of operations.

Enforcing a claim that a third party illegally obtained our trade secrets and/or confidential know-how and is using these is expensive, time consuming, and unpredictable. The enforceability of confidentiality agreements and theft of trade secret claims may vary from jurisdiction to jurisdiction. Additionally, if the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating the trade secret. As such, adequate remedies may not exist in the event of unauthorized use or disclosure of our proprietary information.

In addition, others may independently discover or develop our trade secrets and proprietary information, and the existence of our own trade secrets afford no protection against such independent discovery. Such persons may even apply for patent protection in respect of the same. If successful in obtaining such patent protection, such persons could limit our use of our trade secrets and/or confidential know-how. Under certain circumstances and to guarantee our freedom to operate, we may also decide to publish some know-how to prevent others from obtaining patent rights covering such know-how.

Risks Related to the Discovery and Development of Our Current or Future Product Candidates

Our business is dependent on our ability to advance our current and future product candidates through clinical trials, obtain marketing approval, and if obtained, ultimately commercialize them.

Our ability to generate product revenues, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual regulatory approval and commercialization of our current product candidate or future product candidates we develop, which may never occur. Our current product candidate and any future product candidates we develop will require significant preclinical or clinical development, management of clinical, preclinical, and manufacturing activities, efforts toward obtaining marketing approval in the United States and other jurisdictions, and if approved, demonstration of effectiveness to pricing and reimbursement authorities, sufficient manufacturing supply for both preclinical and clinical development and, if approved, for commercial production, as well as investments to build a commercial organization, and substantial investment and significant marketing efforts before we generate any revenues from product sales.

The clinical and commercial success of our current and future product candidates will depend on several factors, including the following:

•
timely and successful completion of our preclinical studies and clinical trials;
•
sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
•
our plans to successfully submit amendments to existing INDs or new INDs with the FDA for our current and future product candidates;
•
our ability to complete preclinical studies for current or future product candidates;
•
successful enrollment of subjects in, and completion of clinical trials;
•
successful data from our clinical program that supports an acceptable risk-benefit profile of our product candidate in the intended patient populations;
•
our ability to establish and maintain agreements with third-party manufacturers in a timely and cost-efficient manner;
•
whether we are required by the FDA or comparable foreign regulatory authorities to conduct additional clinical trials or other studies beyond those planned or anticipated to support approval of our lead product candidate, amsoki-cel;
•
acceptance of our proposed indications and the primary endpoint assessments evaluated in the clinical trials of our product candidate by the FDA and comparable foreign regulatory authorities;
•
timely receipt and maintenance of marketing approvals from applicable regulatory authorities;
•
successfully launching commercial distribution and sales of our product candidate, if approved;
•
the prevalence, duration, and severity of potential side effects or other safety issues experienced with our product candidate, if approved;
•
entry into collaborations to further the development of our product candidate;
•
obtaining and maintaining patent and trade secret protection or regulatory exclusivity for our product candidate;
•
acceptance of the benefits and uses of our product candidate, if approved, by patients, the medical community, and third-party payors;
•
maintaining an acceptable safety, tolerability, and efficacy profile of the product candidates following approval;
•
our compliance with any post-approval requirements imposed on our products, such as post-marketing studies, a Risk Evaluation and Mitigation Strategy (“REMS”), or additional requirements that might limit the promotion, advertising, distribution, or sales of our products or make the products cost prohibitive;
•
competing effectively with other therapies;
•
obtaining and maintaining healthcare coverage and adequate reimbursement from third-party payors; and
•
enforcing and defending intellectual property rights and claims.

These factors, many of which are beyond our control, could cause us to fall behind our competitors, experience significant delays or an inability to obtain regulatory approvals or commercialize our current or future product candidates, and could otherwise materially harm our business. Successful completion of preclinical studies and clinical trials does not mean that any other current or future product candidates we develop will receive regulatory approval. Even if regulatory approvals are obtained, we could experience significant delays or an inability to successfully commercialize our current and any future product candidates we develop, which would materially harm our business. If we are not able to generate sufficient revenue through the sale of any current or future product candidate, we may not be able to continue our business operations or achieve profitability.

Clinical development involves a lengthy and expensive process with uncertain outcomes. We may incur additional costs and experience delays in developing and commercializing or be unable to develop or commercialize our current and future product candidates.

To obtain the requisite regulatory approvals to commercialize our product candidates or any future product candidates, we must demonstrate through data from extensive preclinical studies and clinical trials that our product candidate and any future product candidates are safe, pure, and potent in humans. Clinical trials are expensive and can take many years to complete, with a highly uncertain outcome. Failure can occur at any time during the clinical trial process and our current or future clinical trial results may not be successful. We may experience delays in completing our clinical trials or preclinical studies and initiating or completing additional clinical trials. We cannot be certain the ongoing and planned preclinical studies or clinical trials for our current or any other future product candidates will begin on time, not require redesign, enroll an adequate number of eligible subjects on time, or be completed on schedule, if at all. We may also experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize the product candidates we develop, including:

•
results from preclinical studies or clinical trials may not be predictive of results from later clinical trials of any product candidate;
•
the FDA or other regulatory authorities, Institutional Review Boards (“IRBs”), or independent ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•
the FDA or other regulatory authorities may require us to submit additional data such as long-term toxicology studies, or impose other requirements on us, before permitting us to initiate a clinical trial;
•
we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective CROs, as the terms of these agreements can be subject to extensive negotiation and vary significantly among different CROs and trial sites;
•
clinical trials of any product candidate may fail to show safety, purity or potency, or may produce negative or inconclusive results, which may cause us to decide, or regulators to require us, to conduct additional nonclinical studies or clinical trials or which may cause us to decide to abandon product candidate development programs;
•
the number of patients required for clinical trials may be larger than we anticipate, or we may have difficulty in recruiting and enrolling patients to participate in clinical trials, including as a result of the size and nature of the patient population, the proximity of patients to clinical trial sites, eligibility criteria for the clinical trial, the nature of the clinical trial protocol, the availability of approved effective treatments for the relevant disease and competition from other clinical trial programs for similar indications and clinical trial subjects;
•
enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials or may fail to return for post-treatment follow-up at a higher rate than we anticipate;
•
our CROs and other third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;
•
we may elect to, or regulators, IRBs, or ethics committees may require that we or our investigators, suspend or terminate clinical research or trials for various reasons, including noncompliance with regulatory requirements or a finding that participants are being exposed to unacceptable health risks;
•
our product candidates could cause undesirable or harmful side effects that could result in significant negative consequences, including the inability to enter or continue clinical development or to receive regulatory approval;
•
the cost of preclinical or nonclinical testing and studies and clinical trials of any product candidates may be greater than we anticipate;
•
we may face hurdles in addressing subject safety concerns that arise during the course of a trial, causing us or our investigators, regulators, IRBs or ethics committees to suspend or terminate trials, or reports may arise from nonclinical or clinical testing of other cancer therapies that raise safety or efficacy concerns about our product candidates;

•
the supply, quality, or timeliness of delivery of materials for product candidates we develop or other materials necessary to conduct clinical trials may be insufficient or inadequate; and
•
we are adding and may need to further change the manufacturing sites and CDMOs for our product candidates to include those with the capacity and ability to perform commercial manufacturing and/or the production of clinical material for our later stage clinical trials.

We could encounter delays if a clinical trial is suspended or terminated by us, or by the IRBs of the institutions in which such trials are being conducted, ethics committees, or the Safety Review Committee, or SRC, or the Data and Safety Monitoring Board, or DSMB, for such trial or by the FDA, the EMA, or other regulatory authorities. Such authorities may impose a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, the EMA, or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions, or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of marketing approval of our product candidate.

The FDA, the EMA, or other regulatory authorities may change the expectations for approval even after they have reviewed and commented on the design for our clinical trials. Further, the FDA, the EMA, or other regulatory authorities may disagree with our clinical trial design or our interpretation of data from clinical trials. For example, we are conducting and may in the future continue to conduct “open-label” clinical trials. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect because patients may be subject to a “patient bias” where they perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. Moreover, patients selected for early clinical trials often include the most severe sufferers and their symptoms may have been bound to improve notwithstanding the new treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge.

Principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or a regulatory authority concludes that the financial relationship may have affected the interpretation of the trial results, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of any future marketing application we submit. Any such delay or rejection could prevent or delay us from commercializing our current or future product candidates.

If we experience delays in enrollment or completion of, or the suspension or termination of, any clinical trial of our lead product candidate, amsoki-cel, including the registration-enabling melanoma cohort of our Agni-01 study, the commercial prospects of amsoki-cel will be harmed and our ability to generate product revenues will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down the development and approval process for our product candidate, and jeopardize our ability to commence product sales and generate revenues. Significant clinical trial delays could also allow our competitors to bring products to market before we do or shorten any periods during which we have the exclusive right to commercialize our product candidate.

Any such events would impair our ability to successfully commercialize our product candidate and may harm our business and results of operations. Any of these occurrences may significantly harm our business, financial condition, and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidate or result in the development of our product candidate stopping early.

Preclinical development is uncertain. Any preclinical programs we pursue may experience delays or may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approvals or commercialize these programs on a timely basis or at all.

The risk of failure for product candidates still in the discovery or preclinical stage is high. In addition, any one or more of our product candidates that have not yet entered the clinic may never advance into clinical development. In order to obtain FDA approval to market a new biologic we must demonstrate proof of safety, purity, and potency, including efficacy, in humans. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned clinical trials in humans. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our current or future product candidates. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical candidates on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA, the EMA, or other regulatory authorities allowing clinical trials to begin.

Conducting preclinical testing is a lengthy, time-consuming, and expensive process. The length of time of such testing may vary substantially according to the type, complexity, and novelty of the program, and often can be several years or more per program. The commencement and rate of completion of preclinical studies and clinical trials for a product candidate may be delayed by many factors, including but not limited to:

•
failure of animal studies to generate compelling toxicity data;
•
failure of new non-animal methods for preclinical work to be accepted by regulators; and
•
delays or failures by third party CROs conducting the nonclinical studies on our behalf.

Delays associated with programs for which we are conducting preclinical testing and studies may cause us to incur additional operating expenses.

The results of clinical trials conducted at clinical trial sites outside the U.S. might not be accepted by the FDA, and data developed outside of a foreign jurisdiction similarly might not be accepted by such foreign regulatory authority.

We are currently conducting certain of our clinical trials in Australia, and we plan to conduct additional clinical trials outside of the U.S. in the future. Clinical trials conducted in Australia using “unapproved therapeutic goods,” or those that have not yet been evaluated by the Therapeutic Goods Association for quality, safety and efficacy, must occur pursuant to either the Clinical Trial Notification Scheme or the Clinical Trial Approval Scheme. In each case, the trial is supervised by a Human Research Ethics Committee, an independent review committee set up under the guidelines of the Australian National Health and Medical Research Council that reviews, approves and provides continuing oversight of trial protocols and amendments, and of the methods and material to be used in obtaining and documenting informed consent of the trial subjects. Although the FDA or comparable foreign regulatory authorities may accept data from clinical trials conducted outside the relevant jurisdiction, acceptance of these data is subject to certain conditions. For example, the FDA requires that the clinical trial must be well-designed and conducted and performed by qualified investigators in accordance with ethical principles such as institutional review board or ethics committee approval and informed consent, the trial population must adequately represent the U.S. population and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. Further, the FDA may consider an on-site inspection to be necessary in which case they must be able to validate the data through such an inspection or other appropriate means. In addition, while these clinical trials are subject to the applicable local laws, acceptance of the data by the FDA will be dependent upon its determination that the trials were conducted consistent with all applicable U.S. laws and regulations. There can be no assurance that the FDA will accept data from trials conducted outside of the U.S. as adequate support of a marketing application. Additionally, recent policy proposals in the U.S., if enacted in the future, may make acceptance by the FDA or inclusion of foreign data in a U.S. marketing application more difficult or costly. Similarly, any data submitted to foreign regulatory authorities may not adhere to their standards and requirements for clinical trials and data from trials conducted outside of such jurisdiction may not be accepted.

If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted, which may increase costs or time required to complete the clinical trial.

Conducting clinical trials outside the U.S. also exposes us to additional risks, including risks associated with:

•
additional foreign regulatory requirements, including with respect to data privacy and security, which may impose heightened data processing requirements and transfer restrictions;
•
foreign exchange fluctuations;
•
compliance with foreign manufacturing, customs, shipment and storage requirements;
•
inconsistent standards for reporting and evaluating clinical data and adverse events;
•
varying standards or availability of care, resulting in data that may differ from patients who have received the U.S. standard of care therapy;
•
any pandemic, epidemic or public health emergencies;

•
diminished protection of intellectual property in some countries; and
•
political instability, civil unrest, war or similar events that may jeopardize our ability to commence, conduct or complete a clinical trial and evaluate resulting data.

Positive results from preclinical studies and early-stage clinical trials may not be predictive of future results. Initial positive results in any of our clinical trials may not be indicative of results obtained when the trial is completed or in later stage trials.

The results of preclinical studies may not be predictive of the results of clinical trials. Preclinical studies and early-stage clinical trials are primarily designed to (i) test safety, (ii) study pharmacokinetics and pharmacodynamics, and (iii) understand the side effects of product candidates at various doses and schedules, and the results of any early-stage clinical trials may not be predictive of the results of later-stage, large-scale efficacy clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. There can be no assurance that any of our current or future clinical trials will ultimately be successful or support further clinical development of our product candidates. There is a high failure rate for drugs and biological products proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and any such setbacks in our clinical development could have a material adverse effect on our business and operating results.

Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval for our product candidates. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit, or prevent regulatory approval. In addition, the results of our preclinical studies may not be predictive of the results of outcomes in human clinical trials. For example, our current or future product candidates may demonstrate different chemical, biological, and pharmacological properties in patients than they do in laboratory studies or may interact with human biological systems in unforeseen or harmful ways. Product candidates in later stages of clinical trials may fail to show desired pharmacological properties or produce the necessary safety and efficacy results despite having progressed through preclinical studies and initial clinical trials. In addition, we may experience regulatory delays or rejections as a result of many factors, including changes in regulatory policy during the period of our product candidate development. Any such delays could negatively impact our business, financial condition, results of operations, and prospects.

Interim, “top-line,” and preliminary results from our preclinical studies and clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit, validation, and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim data, including interim, top-line, or preliminary data from our preclinical studies and clinical trials. Any interim data and results from our preclinical studies and clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. We also may make assumptions, estimations, calculations and conclusions as part of our analyses of preliminary or topline data and we may not have received or had the opportunity to fully and carefully evaluate all data. Preliminary or top-line results also remain subject to audit, validation, and verification procedures that may result in the final data being materially different from the interim and preliminary data we previously published. As a result, interim and preliminary data may not be predictive of final results and should be viewed with caution until the final data are available. Material differences between preliminary or interim data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.

Furthermore, third parties, including regulatory authorities, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could delay or prevent regulatory approval of, or limit commercial prospects for, the particular product candidate. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine to disclose. In addition, clinical data regarding our product candidates may be presented or published by investigators, collaborators or other third parties, including in peer-reviewed publications and at medical conferences, and we may not control the timing or content of such presentations or publications. Data presented or published by third parties, or updated analyses of previously disclosed data, may differ from data we have previously disclosed or be interpreted differently by investors, which could cause the trading price of our common stock to fluctuate. If regulatory authorities disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, financial condition, results of operations and prospects.

Our current or future product candidates may cause undesirable, unacceptable, or serious adverse side effects or have other properties when used alone or in combination with other approved products or investigational new drugs or biological products that could halt their clinical development, delay or prevent their regulatory approval, limit their commercial potential, or result in significant negative consequences.

Before obtaining regulatory approvals for the commercial sale of our product candidate, we must demonstrate through lengthy, complex, and expensive preclinical testing and clinical trials that our current and any future product candidates are safe, pure, and potent for use in each target indication, and failures can occur at any stage of testing. As with most biological products, use of our current or future product candidates could be associated with side effects or adverse events which can vary in severity from minor reactions to death and in frequency from infrequent to prevalent. There have been serious adverse side effects reported in response to engineered TIL cell therapies in oncology.

Immuno-oncology drugs have been observed to cause side effects, generally related to over activation of the immune system. These include colitis, diabetes, pituitary inflammation, thyroiditis, myocarditis, liver inflammation, thrombocytopenia, pneumonitis, hypoxia, cytokine release syndrome, late autoimmune side effects/autoimmune disease states, and risk of death, among others. Our immuno-oncology product candidates, and combination drug regimens may have similar or additional side effects including late autoimmune side effects, autoimmune disease states or secondary malignancies. Treatment-related side effects may emerge at a later time in our trials. In addition to any potential side effects caused by the product candidate or combination regimen, the administration process or related procedures also can cause adverse side effects. If unacceptable adverse events occur, our clinical trials could be suspended or terminated, or any future marketing authorization could be suspended, revoked, or varied. Additionally, we may be required to repeat or conduct additional clinical trials or nonclinical studies for our product candidate beyond those that we currently contemplate. There can be no assurance that any of our current or future product candidates will not demonstrate unacceptable toxicities in later testing that may render them unsafe or intolerable.

If unacceptable side effects arise in the development of our product candidates, we, the FDA, the IRBs at the institutions in which our trials are conducted, or the DSMB or SRC could suspend or terminate our clinical trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete any of our clinical trials or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates and train them in the tumor procurement surgical and core needle biopsy processes. There are additional risks of complications from tumor tissue procurement, including surgical complications and core needle biopsy complications, including the risk of death. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition, and prospects significantly.

Although our current and future product candidates have undergone and will undergo safety testing to the extent possible and, where applicable, under such conditions discussed with regulatory authorities, not all adverse effects of drugs can be predicted or anticipated. Engineered TIL cell therapeutics and their method of action of harnessing the body’s immune system are powerful and could lead to serious side effects that we only discover in clinical trials or during commercial marketing. Unforeseen side effects could arise either during clinical development or after a product candidate has been approved by regulatory authorities and the approved product has been marketed, following the exposure of additional patients. Even though data to date from our Phase 1/2 clinical trial has demonstrated a favorable safety and tolerability profile for amsoki-cel in patients with advanced melanoma, clinical trial results are subject to significant uncertainty, and we cannot assure you that our ongoing or future clinical trials will demonstrate comparable safety, tolerability or efficacy results. If any of our current or future product candidates fail to demonstrate safety and efficacy in clinical trials or do not gain marketing approval, we will not be able to generate revenue and our business will be harmed.

In addition, we may pursue our product candidate or develop future product candidates in combination with other therapies, which could expose us to additional risks relating to undesirable side effects or other properties. For example, the other therapies may lead to toxicities that are improperly attributed to our product candidate or the combination of our product candidate with other therapies may result in toxicities that the product candidate or other therapy does not produce when used alone. The other therapies we are using in combination may be removed from the market, or we may not be able to secure adequate quantities of such materials for which we have no guaranteed supply contract, and thus such therapies may be unavailable for testing or commercial use with any of our approved products. The other therapies we may use in combination with our product candidate may also be supplanted in the market by newer, safer, or more efficacious products or combinations of products.

Even if we successfully advance our lead product candidate amsoki-cel or any future product candidates through clinical trials, such trials will likely only include a limited number of subjects and limited duration of exposure to the candidate. As a result, we cannot be assured that adverse effects of our product candidates will not be uncovered when a significantly larger number of patients are exposed to the product candidate. Further, any clinical trial may not be sufficient to determine the effect and safety consequences of taking a particular candidate over a multi-year period.

Even if we successfully develop a product candidate and it receives marketing approval, the FDA could require us to adopt a REMS to ensure that the benefits of treatment outweigh the risks for each potential patient, which may include, among other things, a medication guide outlining the risks of the product for distribution to patients, a communication plan to health care practitioners, extensive patient monitoring, or distribution systems and processes that are highly controlled, restrictive, and more costly than what is typical for the industry. If our current product candidate or any of our future product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result in the following, including but not limited to:

•
regulatory authorities may limit, suspend, or withdraw their approval of the product or may refuse to approve supplemental applications for such product; regulatory authorities may refuse to approve pending applications or supplements to approved applications we file;
•
we may be required to recall a product or change the way such product is administered to patients;
•
additional restrictions may be imposed on the marketing of the particular product or the manufacturing processes for the product or any component thereof;
•
regulatory authorities may require the addition of labeling statements, such as a “boxed” warning or a contraindication;
•
we may be required to implement a REMS or create a medication guide outlining the risks of such side effects for distribution to patients;
•
we could be sued and held liable for harm caused to patients;
•
the product may become less competitive; and
•
our reputation may suffer.

Any of the foregoing events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and result in the loss of significant revenues, which would materially harm our business. In addition, if our product candidates or our engineered TIL cell therapeutic development approach generally proves to be unsafe, our entire technology platform and pipeline could be affected, which would also materially harm our business.

If we or our collaborators encounter difficulties enrolling eligible patients in our clinical trials, our clinical development activities could be delayed or otherwise be adversely affected.

The successful and timely completion of clinical trials in accordance with their protocols depends on, among other things, our ability to recruit and enroll a sufficient number of eligible patients who remain in the trial until the trial’s conclusion, including any follow-up period. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The enrollment of patients depends on many factors, including:

•
the patient eligibility criteria defined in the protocol;
•
the nature and size of the patient population required for analysis of the trial’s primary endpoints and the process for identifying patients;
•
the number and location of participating and available clinical sites or patients;
•
delays in the ability or failure to add new clinical trial sites;
•
the design of the trial;
•
our ability to recruit qualified clinical trial investigators with the appropriate competencies and experience;
•
clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any new products that may be approved for the indications we are investigating;
•
the availability of competing commercially available therapies;
•
our ability to obtain and maintain patient informed consents for participation in our clinical trials; and
•
the risk that patients enrolled in clinical trials will drop out of the trials before completion or, because they may be late-stage cancer patients, will not survive the full terms of the clinical trials.

In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our current and potential future product candidates. It is also likely that we may compete with competitors developing product candidates in the same therapeutic areas for clinical trial sites. This competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such sites.

Moreover, because our current and potential future product candidates may represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy, rather than enroll in our ongoing or any future clinical trial.

Delays or difficulties in patient enrollment may result in increased costs or may affect the timing, outcome, or completion of clinical trials, which would adversely affect our ability to advance the development of the product candidates we develop.

Because the number of subjects included in our clinical trials to date has been small, results from these trials may be less reliable than results achieved in larger clinical trials.

A trial design that is considered appropriate includes a sufficiently large sample size with appropriate statistical power, as well as proper control of bias, to allow a meaningful interpretation of the results. The preliminary results of trials with smaller sample sizes and heterogeneous patient populations, can be disproportionately influenced by the impact the treatment had on a few individuals, which limits the ability to generalize the results across a broader community, thus making the trial results less reliable than trials with a larger number of subjects and with more homogeneous patient populations. As a result, there may be less certainty that our product candidates would achieve a statistically significant effect in any future clinical trials. As our clinical development progresses, later-stage or larger clinical trials may not achieve statistically significant results or demonstrate the same safety or efficacy profile observed in our earlier clinical trials.

Risks Related to Our Dependence on and Work with Third Parties

We rely, and expect to continue to rely, on third parties, including independent clinical investigators, CROs and contract development manufacturing organizations, or CDMOs, to conduct certain aspects of our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our current and future product candidates and our business could be substantially harmed.

We have relied upon and plan to continue to rely upon third parties, including independent clinical investigators, third-party CROs and CDMOs to conduct certain aspects of our preclinical studies and clinical trials and to monitor and manage data for our ongoing preclinical and clinical programs. We rely on these parties for execution of our preclinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies and trials is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our third-party contractors and CROs are required to comply with good clinical practice (“GCP”) requirements, which are regulations and guidelines enforced by the FDA, the competent authorities of the member states of the European Economic Area, or EEA, and comparable foreign regulatory authorities for our current and future product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the EMA, or comparable foreign regulatory authorities, may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with the product candidate produced under the FDA’s current good manufacturing practice, or cGMP, regulations or similar foreign regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

Further, these investigators and CROs are not our employees and we will not be able to control, other than by contract, the amount of resources, including time, which they devote to our current and future product candidates and clinical trials. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other product development activities, which could affect their performance on our behalf. If independent investigators or CROs fail to devote sufficient resources to the development of our current and future product candidates, or if their performance is substandard, it may delay or compromise the prospects for approval and commercialization of any product candidates that we develop. In addition, the use of third-party service providers may require us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated.

Our CROs have the right to terminate their agreements with us in the event of an uncured material breach. In addition, some of our CROs have an ability to terminate their respective agreements with us if it can be reasonably demonstrated that the safety of the subjects participating in our clinical trials warrants such termination, if we make a general assignment for the benefit of our creditors or if we are liquidated.

If any of our relationships with these third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs or to do so on commercially reasonable terms. If CROs do not successfully carry out their contractual duties or obligations, comply with applicable regulatory requirements or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed, or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidate and any of our future product candidates. As a result, our results of operations and the commercial prospects for our product candidate or any future product candidates would be harmed, our costs could increase, and our ability to generate revenues could be delayed.

Switching or adding additional CROs involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Additionally, CROs may lack the capacity to absorb higher workloads or take on additional capacity to support our needs. Though we carefully manage our relationships with our CROs, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition, and prospects.

Our product candidate, tilarginine, is being studied in an investigator-initiated clinical trial, which means we have minimal or no control over the conduct of such trial. The investigator-initiated clinical trial of tilarginine may generate clinical trial data that raise concerns regarding the safety or effectiveness of tilarginine and any data generated in such trial may not be predictive of the results in populations or indications in which we are conducting, or plan to conduct, clinical trials.

Investigator-initiated clinical trials pose similar risks as those set forth elsewhere in this “Risk Factors” section relating to our internal clinical trials. While the investigator-initiated clinical trial of tilarginine may provide us with clinical data, we generally have less control over the conduct and design of the trial. Because we are not the sponsor of the trial, we do not control the protocol, administration, or conduct of the trial, including follow-up with patients and ongoing collection of data after treatment. As a result, we are subject to risks associated with the way the trial is conducted. In particular, we may be named in lawsuits that would lead to increased costs associated with legal defense. Additional risks include difficulties or delays in communicating with investigators or administrators, procedural delays and other timing issues, and difficulties or differences in interpreting data. Third-party investigators may design clinical trials with clinical endpoints that are more difficult to achieve, or in other ways that increase the risk of negative clinical trial results compared to clinical trials that we may design on our own. Negative results in the investigator-initiated clinical trial of tilarginine could have a material adverse effect on our prospects and the perception of our product candidates. As a result, our lack of control over the conduct and timing of, and communications with the FDA regarding, the investigator-initiated clinical trial of tilarginine exposes us to additional risks and uncertainties, many of which are outside our control, and the occurrence of which could adversely affect the commercial prospects for tilarginine.

We may depend on other third-party collaborators for the discovery, development, and commercialization of certain of our current and future product candidates. If our collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

We have formed, and in the future, we may form or seek strategic alliances, joint ventures, or collaborations, or enter into licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to product candidates we develop. Such potential future collaborations involving our product candidates may pose various risks to us, including:

•
collaborators may have significant discretion in determining the efforts and resources that they will apply to these collaborations and collaborators may not perform their obligations as expected. In some situations, we may not be able to influence our collaborators’ decisions regarding the development of our product candidates, and as a result, our collaborators may not pursue or prioritize the development of those product candidates in a manner that is in our best interest or that we agree with;
•
collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates;
•
collaborators may not properly obtain, enforce, maintain, or defend our intellectual property rights or proprietary rights or may use our proprietary information in a way that gives rise to actual or threatened litigation or that could jeopardize or invalidate our intellectual property or proprietary information, exposing us to potential litigation or other intellectual property proceedings;
•
collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
•
disputes may arise between a collaborator and us that cause the delay or termination of the research, development, or commercialization of the product candidate, or that result in costly litigation or arbitration that diverts management attention and resources. Such disputes may also impact our intellectual property ownership and other rights;

•
a collaborator with marketing and distribution rights to our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such products;
•
collaborators may fail to comply with applicable regulatory requirements regarding the development, manufacture, distribution or marketing of the product candidate, potentially leading to regulatory investigations or proceedings that may slow down product development;
•
collaborators may delay clinical trials, provide insufficient funding or resources for clinical trials or marketing and distribution of a product, stop a clinical trial, abandon a product candidate or repeat or conduct new clinical trials;
•
we may lose certain valuable rights under circumstances identified in our collaborations, including if we undergo a change of control;
•
if a present or future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program under such collaboration could be delayed, diminished, or terminated; and
•
collaboration agreements may restrict our right to independently pursue new product candidates.

If we enter into collaboration agreements and strategic partnerships or license our intellectual property, products, or businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations, which could delay our timelines or otherwise adversely affect our business. We also cannot be certain that, following a strategic transaction or license, we will achieve the revenue or net income that justifies the entry into such transaction. Any of the factors set forth above, among others, could delay the development and commercialization of our product candidate, which would harm our business prospects, financial condition, and results of operations.

We may seek to establish collaborations, and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.

The advancement of our product candidate and development programs and the potential commercialization of our current and future product candidates will require substantial additional cash to fund expenses. For some of our current or future product candidates, we may decide to collaborate with pharmaceutical and biotechnology companies with respect to development and potential commercialization. Any of these relationships may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business.

We face significant competition in seeking appropriate collaborators and the negotiation process is time-consuming and complex. Whether we reach a definitive agreement for other collaborations will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the progress of our clinical trials, the likelihood of approval by the FDA, the EMA, or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. The terms of any collaboration or other arrangements that we may establish may not be favorable to us.

Further, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for future product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view them as having the requisite potential to demonstrate safety and efficacy.

We may also be restricted under existing collaboration agreements from entering into future agreements on certain terms with potential collaborators. Such exclusivity could limit our ability to enter into strategic collaborations with future collaborators. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any marketing or sales activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidate or any future product candidates or bring them to market and generate product revenue.

In addition, any future collaboration that we enter into may not be successful. The success of future collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable product candidate and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision-making authority. Collaborations with pharmaceutical or biotechnology companies and other third parties can often be terminated by the other party. Any such termination or expiration would adversely affect us financially and could harm our business reputation.

We are required to pay substantial royalty and milestone payments under our license agreement with M.D. Anderson, and we must also meet certain development milestones to maintain our license rights.

In October 2021, we entered into a license agreement with The Board of Regents, or the Board of Regents, of The University of Texas System, on behalf of M.D. Anderson Cancer Center (“M.D. Anderson”), for our engineered TIL cell therapy (the “M.D. Anderson License Agreement”). Under the M.D. Anderson License Agreement, we are required to pay both substantial milestone payments and royalties to M.D. Anderson based on the net sales of our products utilizing the licensed technologies. These payments could adversely affect the overall profitability for us of any products that we may seek to commercialize under the M.D. Anderson License Agreement.

In order to maintain our license rights under the M.D. Anderson License Agreement, we also need to meet certain specified development milestones, subject to certain cure or extension provisions. There is no assurance that we will continue to be able to meet these development milestones on a timely basis, or at all.

Risks Related to Manufacturing of Our Product Candidates

We currently rely on and expect to continue to rely on a network of third-party suppliers and other third parties for production of our current and future product candidates including TIL products and viral vectors as well as custom critical materials such as anti-41BB and iFeeders, and our dependence on these third parties may impair the advancement of our research and development programs and the development of our current and future product candidates.

We rely on and expect to continue to rely on a network of third-party CDMOs for the supply of cGMP-grade clinical trial materials and commercial quantities of our current and future product candidates as well as custom critical materials. Specifically, we collaborate with a network of leading CDMOs to manufacture amsoki-cel, including membrane-bound IL15 carbonic anhydrase 2, or mbIL15-CA2, drug responsive domain (“DRD”), viral vector, anti-41BB and iFeeders. Reliance on a network of third-party providers may expose us to more risk than if we were to manufacture our product candidates and the associated critical materials ourselves. The facilities used by our CDMOs to manufacture our engineered TIL candidates and the associated materials must be approved by the FDA and foreign regulatory authorities pursuant to inspections that will be conducted after we submit our biologics license application (“BLA”) to the FDA, or similar applications to foreign regulatory authorities. We have limited control over the manufacturing process of, and beyond contractual terms, we are largely dependent on our CDMOs for compliance with cGMP, and applicable product tracking and tracing requirements, or similar foreign requirements for the manufacture of our product candidate. If our CDMOs cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or comparable foreign regulatory authorities, or are unable to do so in a timely manner, they may not be able to secure or maintain regulatory approval for their manufacturing facilities and could result in delay of our ability to obtain marketing authorization of our current and future product candidates. In addition, we have limited control over the ability of our CDMOs to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our current and future product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for, or if approved, market our product candidate. In addition, any failure to achieve and maintain compliance with these laws, regulations, and standards could subject us to the risk that we may have to suspend the manufacturing of our product candidate or that obtained approvals could be revoked, which would adversely affect our business and reputation. Furthermore, third-party providers may breach existing agreements they have with us because of factors beyond our control. They may also terminate or refuse to renew their agreement with us because of their own financial difficulties or business priorities, at a time that is costly or otherwise inconvenient for us. If we were unable to find an adequate replacement or another acceptable solution in time, our clinical trials could be delayed or our commercial activities could be harmed. Any such changes could cause our current and future product candidates to perform differently and affect the results of clinical trials conducted with the altered materials, and limit our ability to rely on data from clinical trials conducted with an earlier version of our product candidates. In addition, the fact that we are dependent on our collaborators, our CDMOs, and other third parties for the manufacture, filling, storage, and distribution of our current and future product candidates means that we are subject to the risk that the products may have manufacturing defects that we have limited ability to prevent or control.

The sale of products containing such defects could adversely affect our business, financial condition, and results of operations.

We rely on our CDMOs to purchase from third-party suppliers the materials necessary to produce our current product candidate for our clinical trials, and will rely on our existing and future collaborators to purchase from third-party suppliers the materials necessary to develop and produce our product candidates for future clinical trials and, upon approval, our products for commercialization.

Moreover, if approved, we intend to rely on third parties to produce commercial supplies of our engineered TIL candidates and viral vectors as well as custom critical materials such as anti-41BB and iFeeders. Our commercialization of any of our product candidates could be stopped, delayed, or made less profitable if those third parties fail to obtain approval of the FDA or comparable foreign regulatory authorities following inspection of their facilities and procedures to manufacture our product candidate and products, fail to provide us with sufficient quantities of product or product components and materials, or fail to do so at acceptable timing, quality levels, or prices, or fail to otherwise complete their duties in compliance with their obligations to us or other parties.

We are dependent on a limited number of suppliers and, in some instances, a sole supplier, for some of our components and materials used in our product candidates.

There are a limited number of suppliers for raw materials that we use to manufacture our product candidates and there may be a need to assess alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce our product candidate for our clinical trials, and if approved, ultimately for commercial sale. Apart from contractual measures, we do not have any control over the process or timing of the acquisition of these raw materials by our manufacturers or manufacturers paid by our collaborators. Moreover, we currently do not have any agreements for the commercial production of these raw materials. Although we generally do not begin a clinical trial unless we believe we have a sufficient supply of our product candidate to complete the clinical trial or have secured resupply capacity, any significant delay in the supply of our product candidate, or the raw material components thereof, for a planned or an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our clinical trials, product testing, and potential regulatory approval of our product candidate.

In addition, the manufacturing of our product candidate is expensive and time-consuming. If we are successful in obtaining regulatory approval for any of our product candidates, we might have limited quantities of such product candidates available to us in connection with a potential commercial launch, and these supplies may be further limited by our ongoing clinical development activities. If our manufacturers, collaborators or we are unable to purchase or produce sufficient quantities of raw materials or of our product candidate after regulatory approval has been obtained for our product candidate, the commercial launch of our product candidate could be delayed or there could be a shortage in supply, which in either case, would impair our ability to generate revenues from the sale of our product candidate.

We rely on our manufacturers and other subcontractors to comply with and respect the proprietary rights of others in conducting their contractual obligations for us. If our manufacturers or other subcontractors fail to acquire the proper licenses or otherwise infringe third-party proprietary rights in the course of completing their contractual obligations to us, we may have to find alternative manufacturers or defend against claims of infringement, either of which would significantly impact our ability to develop, obtain regulatory approval for, or market our product candidate, if approved.

The operations of our suppliers are subject to additional risks that are beyond our control and that could harm our business, financial condition, results of operations and prospects.

We currently rely on and engage third-party manufacturers to provide critical raw materials, all of the active pharmaceutical ingredients, or APIs, and the final drug product formulation of our product candidate that are being used in our clinical trials and preclinical studies. If a replacement manufacturer became necessary in the future, we may incur added costs and delays in identifying and qualifying another manufacturer. As a result of our global suppliers, we may be subject to risks associated with doing business abroad, including:

•
geopolitical tensions, political unrest, terrorism, labor disputes, and economic instability resulting in the disruption of trade from foreign countries in which our products are manufactured;
•
the imposition of new laws and regulations, including those relating to labor conditions, quality, and safety standards, information and data transfer, imports, duties, taxes, and other charges on imports, as well as trade restrictions and restrictions on currency exchange or the transfer of funds, particularly new or increased tariffs imposed on imports from countries where our suppliers operate,
•
greater challenges and increased costs with enforcing and periodically auditing or reviewing our suppliers’ and manufacturers’ compliance with cGMPs, and the FDA’s current good tissue practices, as applicable, or status acceptable to the FDA or comparable foreign regulatory authorities;
•
reduced protection for intellectual property rights, including trademark protection, in some countries;

•
disruptions in operations due to global, regional, or local epidemics, pandemics, public health crises or other emergencies or natural disasters;
•
disruptions or delays in shipments; and
•
changes in local economic conditions in countries where our manufacturers or suppliers are located.

The National Defense Authorization Act for Fiscal Year 2026 enacted in December 2025 includes a section titled, “Prohibition on Contracting with Certain Biotechnology Providers,” also known as the BIOSECURE Act, aimed at discouraging federal contracting with certain biotechnology companies for biotechnology equipment or services in China and other countries of concern. The statute prohibits federal executive agencies from procuring any biotechnology equipment or service from a biotechnology company of concern, or BCC, or contracting with any such company or any entity that procures or uses equipment or services from a BCC. Any company on the Department of Defense’s Chinese Military Companies List (1260H list) is considered a BCC under the new law and the White House Office of Management and Budget also is empowered to designate companies as BCCs based on consultations with Cabinet Secretaries and other key leaders from the executive branch. This legislation may have the effect of restricting the ability of biopharmaceutical companies that enter into contracts with or receive funding from U.S. federal agencies from purchasing services or equipment from certain Chinese and other foreign biotechnology companies.

These and other factors beyond our control could interrupt our suppliers’ production, influence the ability of our suppliers to export our clinical supplies cost-effectively or at all, and inhibit our supplier’s ability to procure certain materials, any of which could delay our clinical trials or otherwise harm our business, financial condition, results of operations, and prospects.

Changes in methods of product candidate manufacturing or formulation may result in additional costs or delay.

As product candidates proceed through preclinical studies to late-stage clinical trials towards potential approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. In addition, we are in the process of adding an additional CDMO to our network that we expect to support commercial-scale manufacturing, and we may need to further expand our CDMO network to meet future demand. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidate to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the materials manufactured using altered processes. Such changes may also require additional testing, FDA notification, or FDA approval. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidate, and jeopardize our ability to commence sales, if approved, and generate revenue.

We are subject to multiple manufacturing risks, any of which could substantially increase our costs and limit supply of our product candidate.

The process of manufacturing our engineered TIL product candidates is complex, time-consuming, highly regulated, and subject to several risks, including:

•
manufacturing cellular therapies is complicated and tightly regulated by the FDA and comparable regulatory authorities around the world, and although alternative third-party suppliers with the necessary manufacturing and regulatory expertise and facilities exist, it could be expensive and take a significant amount of time to arrange for alternative suppliers, transfer manufacturing procedures to these alternative suppliers, and demonstrate comparability of material produced by such new suppliers. New manufacturers of any product candidate or intermediate would be required to qualify under applicable regulatory requirements. These manufacturers may not be able to manufacture our product candidates at costs, or in sufficient quantities, or in a timely manner necessary to complete development of our product candidates or make commercially successful products. If we are unable to arrange for alternative third-party manufacturing sources, or to do so on commercially reasonable terms or in a timely manner, we may not be able to complete development of our product candidates, or market or distribute them. In addition, should the FDA or comparable regulatory authorities not agree with our product candidate specifications and comparability assessments for these materials, further clinical development of our product candidates could be substantially delayed and we would incur substantial additional expenses.
•
product loss during the manufacturing process, including loss caused by contamination, equipment failure or improper installation or operation of equipment, or operator error. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects, and other supply disruptions. If microbial, viral, or other contaminations are discovered in our products or in the manufacturing facilities in which our products are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination;
•
expansion of our CDMO network for manufacturing our product candidate to meet clinical and commercial demand;

•
we will need to expand and develop relationships with suppliers of critical starting materials or reagents, increase the scale of production and demonstrate comparability of the material produced at these facilities to the material that was previously produced. Transferring manufacturing processes and know-how is complex and involves review and incorporation of both documented and undocumented knowledge that may have evolved over time. In addition, transferring production to different facilities may require utilization of new or different processes to meet the specific requirements of a given facility. We would expect additional comparability work will also need to be conducted to support the transfer of certain manufacturing processes and process improvements. We cannot be certain that all relevant know-how and data have been adequately incorporated into the manufacturing process until the completion of studies and the related evaluations intended to demonstrate the comparability. If we are not able to successfully transfer and produce comparable product candidates, our ability to further develop and manufacture our product candidates may be negatively impacted;
•
the manufacturing facilities in which our products are made could be adversely affected by equipment failures, labor and raw material shortages, natural disasters, power failures, and numerous other factors;
•
differences in tumor procurement across sites may give us a suboptimal starting material;
•
it may be difficult to meet comparability standards across multiple CDMOs; and
•
any adverse developments affecting manufacturing operations for our products may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our products. We may also have to take inventory write-offs and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts, or seek more costly manufacturing alternatives.

Amsoki-cel comprises a live cell suspension of autologous TIL derived from the patient’s tumor that have been engineered to express mbIL15. As an autologous cell therapy, the manufacture of amsoki-cel involves complex processes, including tumor collection, tumor processing, pre-Rapid Expansion Protocol, or Pre-REP, harvest, cryopreservation, storage in liquid nitrogen, or LN2, Pre-REP thaw, activation, transduction, Rapid Expansion Protocol, or REP, harvest, and cryopreservation, LN2 storage, quality testing and release, LN2 shipment, clinical site receipt, thaw and patient administration. Our manufacturing process may be susceptible to product loss or failure due to logistical issues associated with collection of the patients’ tumor materials, shipping such material to the manufacturing site, shipping the final product back to the patient, and infusing the patient with the finished cell therapy product. Product loss or failure may also be caused by manufacturing issues associated with the variability in patient starting material, differences in tumor procurement across clinical sites, interruptions in the manufacturing process, contamination, equipment or utility failure, assay failures, improper installation or operation of equipment, vendor or operator error, GMP issues, inconsistency in cell growth, and variability in product characteristics. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects, and other supply disruptions.

We may also make changes to our manufacturing processes at various points during development, for a number of reasons, such as improving process performance, introducing new raw materials, decreasing processing time, increasing manufacturing success rate, costs improvement, achieving scale, or other reasons. Such changes carry the risk that they will not achieve their intended objectives, and any of these changes could cause our product candidate to perform differently and affect the results of our ongoing or future clinical trials. In some circumstances, changes in the manufacturing process may require us to perform ex vivo comparability studies and to collect additional data from patients prior to undertaking more advanced clinical trials. For instance, changes in our process during the course of clinical development may require us to show the comparability of the product used in earlier clinical phases or at earlier portions of a trial to the product used in later clinical phases or later portions of the trial.

Risks Related to Government Regulation

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time-consuming, and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidate, our business will be materially harmed.

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval, or maintain approval, may change during the course of a product candidate’s clinical development and may vary among jurisdictions. For example, the Oncology Center of Excellence within the FDA has advanced Project Optimus, which is an initiative to reform the dose optimization and dose selection paradigm in oncology drug development to emphasize selection of an optimal dose, which is a dose or doses that maximizes not only the efficacy of a drug but the safety and tolerability as well. This shift from the prior approach, which generally determined the maximum tolerated dose, may require sponsors to spend additional time and resources to further explore a product candidate’s dose-response relationship to facilitate optimum dose selection in a target population. Other recent Oncology Center of Excellence initiatives have included Project FrontRunner, an initiative with a goal of developing a framework for identifying candidate drugs for initial clinical development in the earlier advanced setting rather than for treatment of patients who have received numerous prior lines of therapies or have exhausted available treatment options; and Project Confirm, which is an initiative to promote the transparency of outcomes related to accelerated approvals for oncology indications and provide a framework to foster discussion, research, and innovation in approval and post-marketing processes, with the goal to enhance the balance. We are considering these and other policy changes as they relate to our programs.

We have not obtained regulatory approval for any of our product candidates. Neither we nor any future collaborator is permitted to market any biological product in the United States until we or the future collaborator receives regulatory approval of a BLA, from the FDA. It is possible that none of our current or future product candidates will ever obtain regulatory approval from the FDA or comparable foreign regulatory authorities.

Our current and future product candidates could fail to receive regulatory approval for many reasons, including the following:

•
the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
•
we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate has an acceptable risk-benefit profile in the proposed indication;
•
we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that the facility in which a product candidate is manufactured meets standards designed to assure that the product candidate is safe, pure, and potent;
•
the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
•
the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from clinical trials or preclinical studies;
•
the data collected from clinical trials of our product candidate may not be sufficient to support the submission of a BLA to the FDA or regulatory submissions to comparable regulatory authorities to obtain regulatory approval in such jurisdiction; and
•
the FDA or comparable foreign regulatory authorities may find deficiencies with or fail to approve our manufacturing processes or facility or the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies.

This lengthy approval process as well as the unpredictability of clinical trial results may result in our failing to obtain regulatory approval to market any product candidate we develop, which would significantly harm our business, results of operations, and prospects. The FDA and other comparable foreign authorities have substantial discretion in the approval process and in determining when or whether regulatory approval will be granted for any product candidate that we develop. Even if we believe the data collected from ongoing and future clinical trials of our product candidates are promising, such data may not be sufficient to support approval by the FDA or any other regulatory authority.

In addition, even if we were to obtain approval, the FDA may approve any of our product candidates for fewer or more limited indications, or a more limited patient population, than we request, may grant approval contingent on the performance of costly clinical trials or other post-marketing requirements, or may approve a product candidate with a label that does not include the labeling claims we believe are necessary or desirable for the successful commercialization of such product candidates. Even if we obtain regulatory approval for our product candidate, we will be required to submit new or supplemental applications and obtain approval for certain changes to the approved product, product labeling, or manufacturing process and the FDA or comparable foreign regulatory authority may refuse to approve such applications or supplements.

In addition, the FDA or comparable foreign regulatory authorities may change their policies, promulgate additional regulations, revise existing regulations, or take other actions that may prevent or delay approval of our future products under development on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain approvals, increase the costs of compliance, or restrict our ability to maintain any marketing authorizations we may have obtained. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidate.

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain, or deploy personnel, and substantial leadership, personnel and policy changes or otherwise, could prevent new or modified products from being developed, approved, or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Without the appropriation of adequate funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted.

Disruptions at the FDA and other agencies, including substantial leadership, personnel, and policy changes, may also slow the time necessary for biological products or modifications to approved biological products to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, changes and cuts in FDA staffing during 2025 have been seen as resulting in delays in the FDA’s responsiveness or in its ability to review IND submissions or marketing applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion.

With the change in the U.S. presidential administration in 2025, there is substantial uncertainty as to the extent and manner in which the administration will continue to seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges and/or opportunities as we navigate development and approval of our product candidates. Additionally, the administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutics candidates. Also, state governments may seek to address or react to changes at the federal level with changes to their regulatory frameworks in a manner that could impact our operations.

We may be required to suspend, repeat, or terminate our clinical trials if they are not conducted in accordance with regulatory requirements, the results are negative or inconclusive, or the trials are not well designed.

Clinical trials must be conducted in accordance with GCP requirements, which are regulations and guidelines enforced by the FDA, the competent authorities of the member states of the EEA, and comparable foreign regulatory authorities. Clinical trials are subject to oversight by the FDA, other foreign governmental agencies, and IRBs or ethical committees at the trial sites where the clinical trials are conducted. In addition, clinical trials must be conducted with product candidates manufactured in accordance with applicable cGMP requirements. Clinical trials may be suspended by the FDA, other foreign regulatory authorities, us, or by an IRB or ethics committee with respect to a particular clinical trial site, for various reasons, including:

•
deficiencies in the conduct of the clinical trials, including failure to conduct the clinical trial in accordance with regulatory requirements or trial protocols;
•
deficiencies in the clinical trial operations or trial sites;
•
unforeseen adverse side effects or the emergence of undue risks to trial subjects;
•
deficiencies in the trial design necessary to demonstrate efficacy;
•
the product candidate may not appear to offer benefits over current therapies; or
•
the quality or stability of the product candidate may fall below acceptable standards.

Even if we receive marketing approval of our product candidate, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expenses. If we fail to comply or experience unanticipated problems with our products, we may be subject to administrative and judicial enforcement, including monetary penalties, for non-compliance and our approved products, if any, could be deemed misbranded or adulterated and prohibited from continued distribution.

Any marketing approvals that we receive for any current or future product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or the conditions of approval, or contain requirements for potentially costly post-market testing and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require implementation of a REMS as a condition of approval of any product candidate, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves a product candidate, the manufacturing processes, quality control, labeling, packaging, distribution, tracking and tracing, adverse event and deviation reporting, storage, advertising, promotion, import and export, and record keeping for the product candidate will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP regulations and with GCP requirements for any clinical trials that we may conduct post-approval. Problems with our or our third-party manufacturers’ manufacturing processes or facilities, or failure to comply with regulatory requirements, may result in, among other things:

•
suspension of, or imposition of restrictions on, the marketing or manufacturing of the product, withdrawal of the product from the market, or product recalls;

•
adverse inspectional observations (FDA Form 483s), Warning Letters or Untitled Letters, or full or partial holds on clinical trials;
•
suspension of production or distribution;
•
product seizure or detention, monetary penalties, refusal to permit the import or export of the product, or placement on Import Alert; and
•
permanent injunctions and consent decrees including the imposition of civil or criminal penalties.

Given the nature of biological product manufacturing, there is a risk of contamination. Any contamination could materially adversely affect our ability to produce product candidates on schedule and could, therefore, harm our results of operations and cause reputational damage. Some of the raw materials and other components required in our manufacturing process are derived from biologic sources. Such raw materials are difficult to procure and may be subject to contamination or recall. A material shortage, contamination, recall or restriction on the use of biologically derived substances in the manufacture of our product or product candidates could adversely impact or disrupt the commercial manufacturing or the production of clinical material, which could materially and adversely affect our development and commercialization timelines and our business, financial condition, results of operations and prospects and could adversely affect our ability to meet our supply obligations.

Moreover, the FDA and the U.S. Department of Justice strictly regulate the promotional claims that may be made about drug and biological products. In particular, an approved product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling, or off-label uses. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. The FDA has issued guidance on the factors that it will consider in determining whether a firm’s product communication is consistent with the FDA-required labeling for that product, and those factors contain complexity and potential for overlap and misinterpretation. A company that is found to have improperly promoted off-label uses of their products may be subject to significant civil, criminal, and administrative penalties.

The FDA and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay marketing approval of a product. We cannot predict the likelihood, nature, or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenue from our products. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our company and our operating results will be adversely affected.

While we intend to seek designations for our potential product candidates with the FDA and comparable foreign regulatory authorities that are intended to confer benefits such as a faster development process or an accelerated regulatory pathway, there can be no assurance that we will successfully obtain such designations. In addition, even if one or more of our potential product candidates are granted such designations, we may not be able to realize the intended benefits of such designations or maintain such designations.

The FDA and comparable foreign regulatory authorities offer certain designations for product candidates that are designed to encourage the research and development of product candidates that are intended to address conditions with significant unmet medical need. These designations may confer benefits such as additional interaction with regulatory authorities, a potentially accelerated regulatory pathway, and priority review.

Amsoki-cel (OBX-115) has been granted Fast Track and Regenerative Medicine Advanced Therapy (“RMAT”) designation from the FDA for the treatment of patients with unresectable or metastatic melanoma that is resistant to immune checkpoint inhibitors, or ICI, therapy. We may seek designations for other indications, or for future product candidates. However, there can be no assurance that we will successfully obtain such designations for any additional indications or future product candidates, or that we will be able to maintain the designations we have been granted. In addition, while such designations could expedite the development or approval process, they generally do not change the standards for approval. Even if we obtain such designations for one or more of our potential product candidates, there can be no assurance that we will realize their intended benefits. For example, we may seek fast track designation for additional indications or for our other potential product candidates. If a therapy is intended for the treatment of a serious or life-threatening condition and its nonclinical or clinical data demonstrates the potential to address unmet medical needs for this condition, the therapy sponsor may apply for Fast Track Designation.

The FDA has broad discretion whether to grant this designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if Fast Track Designation has been granted, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and receiving a Fast Track Designation does not provide assurance of the product’s ultimate FDA approval. In addition, the FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program.

Additionally, we may seek a Breakthrough Therapy designation for some of our potential product candidates. Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our potential product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a breakthrough therapy designation for a product candidate may not result in a faster development process, review, or approval compared to therapies considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our potential product candidates qualify as breakthrough therapies, the FDA may later decide that such product candidates no longer meet the conditions for qualification.

In addition, we may seek a RMAT designation for additional indications or for our other potential product candidates. RMAT designation is within the discretion of the FDA. Accordingly, even if we believe one of our potential product candidates meets the criteria for designation as a regenerative medicine advanced therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of RMAT designation for a product candidate may not result in a faster development process, review, or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our potential product candidates qualify for RMAT designation, the FDA may later decide that the biological products no longer meet the conditions for qualification.

We may also seek rare pediatric disease designation for some of our potential product candidates. Under the U.S. Federal Food, Drug, and Cosmetic Act, or FDCA, we will need to request a rare pediatric disease priority review voucher, or PRV, in our original marketing application for any eligible potential product candidates. The FDA may determine that a marketing application for any such product candidate, if approved, does not meet the eligibility criteria for a PRV. Vouchers for rare pediatric disease drugs are awarded for qualifying applications when the drug receives approval. Under current law, after September 30, 2029, the FDA may not award any rare pediatric disease priority review vouchers, although the FDA’s authority to do so could be extended by the U.S. Congress in the future.

We are pursuing a development strategy for amsoki-cel in advanced melanoma that is intended to support potential accelerated approval. Although we have received FDA feedback regarding a single-arm trial design for potential accelerated approval, the study is being conducted at our risk, and such feedback does not constitute a commitment by the FDA that the design, endpoints or data generated will be sufficient to support a BLA or accelerated approval. The accelerated approval pathway may be used in cases in which the advantage of a new biologic over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval may be contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the biologic’s clinical benefit. In case of an accelerated BLA approval, FDA may mandate a Phase 4 clinical trial prior to full approval. Under the Food and Drug Omnibus Reform Act of 2022, or FDORA, the FDA is permitted to require, as appropriate, that a post-approval confirmatory study or studies be underway prior to approval or within a specified time period after the date of approval for a product granted accelerated approval. Under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress.

There can be no assurance that the FDA would allow any of the product candidates we may develop to proceed on an accelerated approval pathway, and even if the FDA did allow such pathway, there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. Moreover, even if we received accelerated approval, any post-approval studies required to confirm and verify clinical benefit may not show such benefit, which could lead to withdrawal of any approvals we have obtained. Receiving accelerated approval does not assure that the product’s accelerated approval will eventually be converted to a traditional approval.

If the FDA determines that a product candidate offers a treatment for a serious condition and, if approved, the product would provide a significant improvement in safety or effectiveness, the FDA may designate the product candidate’s marketing application for priority review. A priority review designation means that the goal for the FDA to review an application is six months from the filing date, rather than the standard review period of ten months. We may request priority review for the product candidates that we develop. The FDA has broad discretion with respect to whether to grant priority review status to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. Moreover, a priority review designation does not necessarily result in an expedited regulatory review or approval process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Receiving priority review from the FDA does not guarantee approval within the six-month review cycle or at all.

In addition, in the European Union, we may seek to participate in the PRIority Medicines, or PRIME, scheme for our potential product candidates. The PRIME scheme is intended to encourage development of products in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation, where the marketing authorization application will be made through the centralized procedure in the European Union. Products from small- and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies on the basis of compelling non-clinical data and tolerability data from initial clinical trials. Eligible products must target conditions for which there is an unmet medical need (no treatment option exists in the European Union or, they can offer a major therapeutic advantage over existing treatments). Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated marketing authorization application assessment once a dossier has been submitted. There is no guarantee, however, that our potential product candidates would be deemed eligible for the PRIME scheme and even if we do participate in the PRIME scheme, where during the course of development a product no longer meets the eligibility criteria, support under the PRIME scheme may be withdrawn. PRIME eligibility does not change the standards for product approval, and there is no assurance that any such designation or eligibility will result in expedited review or approval.

We may seek a Commissioner’s National Priority Voucher for one or more of our current and planned product candidates. We may not receive such a voucher, and even if we do, may not be able to fully realize the benefits of such a voucher, including a decision within 1-2 months following filing of a complete application for the relevant drug or biologic candidate.

In June 2025, the FDA announced the creation of a new program, the Commissioner’s National Priority Voucher, or CNPV, pilot program, to expedite the development and approval of drug products with potential to address a major national priority, such as addressing a large unmet medical need, reducing downstream health care utilization, addressing a public health crisis, boosting domestic manufacturing, or increasing medication affordability. The FDA has stated that voucher recipients will receive a decision on an accelerated basis as well as enhanced communication with review staff throughout the development process prior to final submission of the application and during the review period.

However, receipt of the CNPV does not guarantee that the BLA will be approved on an expedited basis or at all. The FDA has stated that the review time for an application of a CNPV recipient may be extended, including because the application is incomplete, there are manufacturing violations, if the results of pivotal trial(s) are ambiguous, if the review is particularly complex, or for other reasons deemed appropriate by the FDA. The CNPV program is in a pilot stage, so its implementation, operation, and ultimate benefits or impacts are subject to uncertainty.

Risks Related to Commercialization

The commercial success of our product candidate or any future product candidates will depend upon the degree of market acceptance of such product candidates by physicians, patients, healthcare payors, and others in the medical community.

Our product candidate and any future product candidates may not be commercially successful. Even if our product candidate or any future product candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payors, or the medical community. The commercial success of amsoki-cel, our lead product candidate, or any future product candidates will depend significantly on the broad adoption and use of the resulting marketed product by these individuals and organizations for approved indications. The degree of market acceptance of our products will depend on a number of factors, including:

•
demonstration of clinical efficacy and safety, including as compared to any more-established products;
•
the indications for which our product candidate or any future product candidates are approved, if any;
•
the limitation of our targeted patient population and other limitations or warnings contained in any FDA-approved labeling;
•
acceptance of a new drug for the relevant indication by healthcare providers and their patients;
•
the pricing and cost-effectiveness of our products, as well as the cost of treatment with our products in relation to alternative treatments and therapies;
•
our ability to obtain and maintain sufficient third-party coverage and adequate reimbursement from government healthcare programs, including Medicare and Medicaid, private health insurers, and other third-party payors;
•
the willingness of patients to pay all, or a portion of, out-of-pocket costs associated with our products in the absence of sufficient third-party coverage and adequate reimbursement;
•
any restrictions on the use of our products, and the prevalence and severity of any adverse effects;
•
potential product liability claims;
•
the timing of market introduction of our products as well as availability, safety, and efficacy of competitive drugs;

•
the effectiveness of our or any current or future collaborators’ sales and marketing strategies; and
•
unfavorable publicity relating to the product.

If our product candidate or any future product candidate is approved but does not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors, or patients, we may not generate sufficient revenue from that product and may not become or remain profitable. Our efforts to educate the medical community and third-party payors regarding the benefits of our products may require significant resources and may never be successful.

The market opportunities for any current or future product candidate we develop, if approved, may be limited to those patients who are ineligible for established therapies or for whom prior therapies have failed, and may be small.

Any revenue we are able to generate in the future from product sales will be dependent, in part, upon the size of the market in the United States and any other jurisdiction for which we gain regulatory approval and have commercial rights. If the markets or patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, even if approved. The number of patients who have the types of cancer or autoimmune diseases we are targeting may turn out to be lower than expected. Additionally, the potentially addressable patient population for our current or future product candidates may be limited, if and when approved. Even if we obtain significant market share for any product candidate, if and when approved, if the potential target populations are small, we may never achieve profitability without obtaining marketing approval for additional indications, including to be used as first- or second-line therapy.

Cancer therapies are sometimes characterized as first-line, second-line, or third-line, and the FDA often approves new therapies initially only for third-line use. When cancer is detected early enough, first-line therapy, usually chemotherapy, hormone therapy, surgery, radiation therapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second- and third-line therapies are administered to patients when prior therapy is not effective. The number of patients who receive second- and third-line treatment is significantly smaller than the number of patients who receive first-line treatment, and the prognosis of patients who receive second- or third-line treatment is often poorer than that of patients who receive first-line treatment.

We may initially seek approval for any other product candidates we develop as second- or third-line therapies. If we do so, for those products that prove to be sufficiently beneficial, if any, we would expect potentially to seek approval as a first-line therapy, but there is no guarantee that any product candidate we develop, even if approved, would be approved for first-line therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.

If approved, our product candidate that is regulated as a biological product, or biologic, may face competition from biosimilars approved through an abbreviated regulatory pathway.

The Biologics Price Competition and Innovation Act of 2009, or BPCIA, established an abbreviated pathway for the approval of biosimilar and interchangeable biologics with an FDA-licensed reference biologic product. Under the BPCIA, a reference biological product is granted 12 years of non-patent data exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still develop and receive approval of a competing biologic, so long as their BLA does not rely on the reference product or sponsor’s data and is not submitted as a biosimilar application. Certain changes and supplements to an approved BLA, and subsequent applications filed by the same sponsor, manufacturer, licensor, predecessor in interest, or other related entity do not qualify for the 12-year exclusivity period. The law is complex and any new policies or processes adopted by the FDA could have a material adverse effect on the future commercial prospects for our biological products.

We believe that any of the product candidates we develop that is approved in the United States as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider the subject product candidate to be a reference product for competing products, potentially creating the opportunity for biosimilar competition sooner than anticipated. Moreover, biosimilars compete with, and in some circumstances may be deemed under state law to be substitutable for, the previously approved reference product. The approval of a biosimilar of our product candidate could have a material adverse impact on our business due to increased competition and pricing pressure. It is also possible that payors will give reimbursement preference to biosimilars over reference biological products, even absent a determination of interchangeability.

Laws and regulations outside the United States differ, including the length and extent of patent and exclusivity protection and pathways for competition to enter the market. Other countries may have significantly shorter or longer periods of exclusivity. In addition, other countries may have different standards in determining similarity to a reference biological product. Any market entry of competing products to our product candidate in these other regions could adversely affect our business in those regions.

To the extent that we do not receive any anticipated periods of regulatory exclusivity for our current product candidate or any future product candidates it could adversely affect our business, financial condition, results of operations and prospects.

We currently have no marketing and sales organization and have no experience as a company in marketing products. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, if approved, we may not be able to generate product revenue.

We currently have no sales, marketing or distribution capabilities and have no experience in marketing products. We intend to develop an in-house marketing organization and sales force, which will require significant capital expenditures, management resources and time. We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel.

If we are unable or decide not to establish internal sales, marketing and distribution capabilities, we will pursue arrangements with third-party sales, marketing and distribution collaborators regarding the sales and marketing of our products, if approved. However, there can be no assurance that we will be able to establish or maintain such arrangements on favorable terms or if at all, or if we are able to do so, that these third-party arrangements will provide effective sales forces or marketing and distribution capabilities. Any revenue we receive will depend upon the efforts of such third parties, which may not be successful. We may have little or no control over the marketing and sales efforts of such third parties and our revenue from product sales may be lower than if we had commercialized our product candidates ourselves. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates. If we are not successful in commercializing any approved products, our future product revenue will suffer and we may incur significant additional losses.

There can be no assurance that we will be able to develop in-house sales and distribution capabilities or establish or maintain relationships with third-party collaborators to commercialize any product in the United States, Canada or overseas. Any failure or delay in the development of our internal or a third parties’ sales, marketing and distribution capabilities would adversely impact the commercialization of our product candidates.

Off-label use or misuse of our product candidate may harm our reputation in the marketplace or result in injuries that lead to costly product liability suits.

If amsoki-cel or any future product candidates are approved by the FDA, we may only promote or market such product candidates in a manner consistent with their FDA-approved labeling. We will train our marketing and sales force against promoting our product candidates for uses outside of the approved indications for use, known as “off-label uses.” We cannot, however, prevent a physician from using our product candidates off-label, when in the physician’s independent professional medical judgment he or she deems it appropriate. Furthermore, the use of our product candidates for indications other than those approved by the FDA may not effectively treat such conditions. Any such off-label use of our product candidates could harm our reputation in the marketplace among physicians and patients. There may also be increased risk of injury to patients if physicians attempt to use our product candidates for these uses for which they are not approved, which could lead to product liability suits that might require significant financial and management resources and that could harm our reputation.

If we or any third-party manufacturer we engage now or in the future fails to comply with environmental, health, and safety laws and regulations, we could become subject to fines or penalties or incur costs or liabilities that could have a material adverse effect on our business.

We and third-party manufacturers we engage now are, and any third-party manufacturer we may engage in the future will be, subject to numerous environmental, health, and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment, and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and waste. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

Although we maintain general liability insurance as well as workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities.

In addition, we may incur substantial costs in order to comply with current or future environmental, health, and safety laws and regulations. These current or future laws and regulations may impair our research, development, or commercialization efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties, or other sanctions.

Further, with respect to the operations of our current and any future third-party contract manufacturers, it is possible that if they fail to operate in compliance with applicable environmental, health, and safety laws and regulations or properly dispose of wastes associated with our products, we could be held liable for any resulting damages, suffer reputational harm, or experience a disruption in the manufacture and supply of our product candidate or products. In addition, our supply chain may be adversely impacted if any of our third-party contract manufacturers become subject to injunctions or other sanctions as a result of their non-compliance with environmental, health, and safety laws and regulations.

Risks Related to Our Intellectual Property

Our ability to compete may decline if we do not adequately protect our proprietary rights.

Our commercial success depends, in part, on obtaining and maintaining patents and other forms of intellectual property rights for our technology, including product candidates (including clinical product candidates and preclinical product candidates), methods used to produce, purify, and manufacture those product candidates, and methods of utilizing the product candidates, including methods for treating patients, among other aspects of our technology or on licensing-in such rights. Failure to protect or to obtain, maintain, or extend adequate patent and other intellectual property rights could materially adversely affect our ability to develop and market our product candidates or future product candidates.

Our strategy depends in part on our ability to identify and seek patent protection for our discoveries. The patent prosecution process is time-consuming and expensive, and we and our current or future licensors, licensees, or collaborators may not be able to prepare, file, and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner in all jurisdictions where protection may be commercially advantageous. It is also possible that we or our current or future licensors, licensees, or collaborators will fail to identify patentable aspects of inventions made in the course of development activities before it is too late to obtain patent protection on them.

The standards which the United States Patent and Trademark Office, or the USPTO, and its foreign counterparts use to grant patents are not always applied predictably or uniformly and can change in the future. There is also no uniform, worldwide policy regarding the subject matter and scope of claims granted or allowable. The laws of some foreign countries do not protect proprietary information to the same extent as the laws of the United States. Outside the United States, patent protection must be sought in individual jurisdictions, further adding to the cost and uncertainty of obtaining adequate patent protection outside of the United States. Accordingly, the issuance, scope, validity, enforceability, and commercial value of our and our current or future licensors’, licensees’, or collaborators’ current and future patent rights are highly uncertain. We cannot predict whether additional patents protecting our technology will issue in the United States or in foreign jurisdictions, or whether any patents that do issue will have claims of adequate scope to provide a competitive advantage. Our current or future licensors’, licensees’, or collaborators’ pending and future patent applications may not result in patents being issued which protect our product candidates or other technology, in whole or in part, or which effectively prevent others from commercializing competitive products and technology. The patent examination process may require us or our current or future licensors, licensees, or collaborators to narrow the scope of the claims of our or our current or future licensors’, licensees’, or collaborators’ pending and future patent applications, which may limit the scope of patent protection that may be obtained.

We cannot confirm that all of the potentially relevant prior art relating to our patents and patent applications has been found. If such prior art exists, it can invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue, or have issued and even if such patents cover a product candidate, and/or other technologies, third parties may initiate an adversarial proceeding including opposition, interference, re-examination, post-grant review, inter partes review, litigation, nullification, or derivation action before patent offices or in court, or similar proceedings challenging the validity, enforceability, or scope, inventorship, or ownership of such patents, which may result in the patent claims being narrowed, invalidated, or held unenforceable or unavailable to us.

Patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after the filing of the first priority application, or in some cases not at all, and publications of discoveries in scientific literature lag behind actual discoveries. As such, we cannot be certain that we were the first to make the inventions claimed in our issued patents or pending patent applications, or that we were the first to file for protection of the inventions set forth in our patents or patent applications. As a result, we may not be able to obtain or maintain protection for certain inventions. Therefore, the enforceability and scope of our patents in the United States and in foreign countries cannot be predicted with certainty and, as a result, any patents that we own or license may not provide sufficient protection against competitors. We may not be able to obtain or maintain patent protection from our pending patent applications, from those we may file in the future, or from those we may license from third parties. Moreover, even if we are able to obtain patent protection, such patent protection may be of insufficient scope to achieve our business objectives.

In addition, changes in, or different interpretations of, patent laws in the United States and other countries may permit others to use our discoveries or to develop and commercialize our technology and products without providing any notice or compensation to us or may limit the scope of patent protection that we or our licensors are able to obtain. The laws of some countries do not protect intellectual property rights to the same extent as U.S. laws and those countries may lack adequate rules and procedures for defending our intellectual property rights.

Finally, our current and future licensors’, licensees’ or collaborators’ patent applications cannot be enforced against third parties practicing the claimed technology in such applications unless and until a patent issues from such application(s), and then only to the extent the issued claims cover the technology in the relevant jurisdiction, and, if applicable, until the patent survives an opposition, interference, re-examination, inter partes review, and the like with claims that continue to cover the technology.

We will not seek to protect our intellectual property rights in all jurisdictions throughout the world and we may not be able to adequately enforce our intellectual property rights even in the jurisdictions where we seek protection.

Filing, prosecuting, and defending patents on our product candidate or any future product candidates in all countries and jurisdictions throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States could be less extensive than those in the United States, assuming that rights are obtained in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. As such, we will not file for patent protection in all national and regional jurisdictions in the world where such protection may be available.

Accordingly, competitors may use our and our existing or future licensors’, licensees’, or collaborators’ technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we and our existing or future licensors, licensees, or collaborators have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidate or other technologies, and our and our existing or future licensors’, licensees’, or collaborators’ patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Patent protection must be sought on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Accordingly, we may choose not to seek patent protection in certain countries, and we will not have the benefit of patent protection in such countries. In addition, the legal systems of some countries, particularly developing countries, do not favor the enforcement of patents and other intellectual property protection, and the requirements for patentability differ, in varying degrees, from country to country, and the laws of some foreign countries do not protect intellectual property rights, including trade secrets, to the same extent as federal and state laws of the United States. As a result, many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. Such issues may make it difficult for us to stop the infringement, misappropriation, or other violation of our intellectual property rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. In those countries, we may have limited remedies if patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license. Similarly, if our trade secrets are disclosed in a foreign jurisdiction, competitors worldwide could have access to our proprietary information and we may be without satisfactory recourse. Such disclosure could have a material adverse effect on our business. Moreover, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in foreign intellectual property laws.

Furthermore, proceedings to enforce our patent rights and other intellectual property rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuit that we initiate, and the damages or other remedies awarded to us, if any, may not be commercially meaningful, while the damages and other remedies we may be ordered to pay such third parties may be significant. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Issued patents covering our product candidates and related technology could be found invalid or unenforceable if challenged in court or before a patent office.

Issued patents may be challenged, narrowed, invalidated, or circumvented. We may from time to time need to resort to litigation (or other adversarial proceedings) to enforce or defend any patents or other intellectual property right owned by or licensed to us, or to determine or challenge the scope or validity of patents or other intellectual property rights of third parties. As enforcement of intellectual property rights is difficult, unpredictable, and expensive, we may fail in enforcing our rights—in which case our competitors may be permitted to use our technology without being enjoined, required to pay us any license fees, or compensate us for lost profits or reasonable royalty. In addition, litigation involving our patents carries the risk that one or more of our patents will be held invalid (in whole or in part, on a claim-by-claim basis) or held unenforceable. Such an adverse court ruling could allow third parties to commercialize technology covered by our patents we seek to enforce, such as those covering our product candidates and related methods, among other technologies, and then compete directly with us, without payment to us.

If we were to initiate legal proceedings against a third party to enforce a patent covering our product candidates or other technologies, the defendant could counterclaim that our patent is invalid and/or unenforceable, which is commonplace in patent litigation in the United States and in other foreign jurisdictions. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements for patentability, for example, lack of utility, novelty, obviousness, non-enablement, or lack of written description or as constituting unpatentable subject matter. Grounds for an unenforceability assertion could be an allegation that someone substantively involved in prosecution of the patent withheld but-for material information from the USPTO or engaged in affirmatively egregious misconduct, during prosecution, with a specific intent to deceive the USPTO.

The outcome following legal assertions of invalidity and unenforceability during patent litigation (or other adversarial proceedings) is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we could lose at least part, and perhaps all, of the patent protection on our product candidate or other technology. Such a loss of patent protection could have a material adverse impact on our business. Even if we have valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives. Patents and other intellectual property rights also will not protect our technology if competitors design around our protected technology without infringing our patents or other intellectual property rights.

If we are unsuccessful in defending against claims by competitors or others that we are infringing upon their intellectual property rights, our business could be materially harmed.

Our commercial success will depend, in part, on our ability to operate without infringing the proprietary rights of third parties. Other entities may have or obtain patents or other proprietary rights that could limit our ability to make, use, sell, offer for sale, or import a product candidate, a future approved product, or impair our competitive position. There may be issued patents and/or pending patent applications held by third parties that could be alleged as covering our product candidate, irrespective of the merits. Although we believe that these patents are not infringed, and/or are invalid and/or unenforceable, if a court should find that they cover our product candidates and we are unable to invalidate such patents, or if licenses for them are not available or on commercially reasonable terms, our business could be harmed, perhaps materially.

We believe that if such patents or patent applications were asserted against us, we would have counterclaims and defenses against such claims, including non-infringement, the affirmative defense of safe harbor designed to protect activity undertaken to obtain federal regulatory approval of a cell therapy, including under 35 U.S.C. § 271(e) and similar foreign exceptions to infringement, and defenses concerning patent invalidity and/or unenforceability. However, if such counterclaims and defenses are not successful and such patents are successfully asserted against us such that they are found to be valid and enforceable, and infringed, unless we obtain a license to such patents, which may not be available or on commercially reasonable terms or at all, we could be prevented from continuing to develop or commercialize our product candidate. We could also be required to pay substantial damages. We cannot confirm that we will ultimately prevail if any such third-party intellectual property is asserted against us.

In the biotechnology industry, significant litigation and other proceedings regarding patents, patent applications, trademarks, and other intellectual property rights have become commonplace. The types of situations in which we may become a party to such litigation or proceedings include:

•
we or our collaborators may initiate litigation or other adversarial proceedings against third parties seeking to invalidate the patents held by those third parties or to obtain a judgment that our products or processes do not infringe those third parties’ patents;
•
if our competitors file patent applications that claim technology also claimed by us or our licensors, we or our licensors may be required to participate in interference, opposition, or other proceedings to determine the priority of invention, which could jeopardize our patent rights and potentially provide a third party with a dominant patent position;
•
if third parties initiate litigation claiming that our processes or products infringe their patent or other intellectual property rights, we and our collaborators will need to defend against such proceedings; and

•
if a license to necessary technology is terminated, the licensor may initiate litigation claiming that our processes or products infringe or misappropriate their patent or other intellectual property rights and/or that we breached our obligations under the license agreement, and we and our collaborators would need to defend against such proceedings.

These lawsuits (or other adversarial proceedings) would be costly and could affect our results of operations and divert the attention of our management and scientific personnel. The cost of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the cost of such litigation and proceedings more effectively than we can because of their substantially greater resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Patent litigation and other proceedings may also absorb significant management time.

In addition, if the breadth or strength of protection provided by our present or future licensors’, collaborators’, or partners’ patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop, or commercialize current or future product candidates. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

Third-party intellectual property right holders, including our competitors, may actively bring infringement claims against us. We may not be able to successfully settle, license (including on commercially acceptable terms), or otherwise resolve such potential infringement claims. If we are unable to successfully settle future claims on terms acceptable to us, we may be required to engage or continue costly, unpredictable, and time-consuming litigation and may be prevented from or experience substantial delays in marketing any approved products. If we fail in any such dispute, in addition to being forced to potentially pay damages, we or our collaborators may be temporarily or permanently prohibited from commercializing our product candidates that are held to be infringing or be forced to redesign product candidates so that we no longer infringe the third-party’s intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business, research, and development.

The biotechnology industry has produced a significant number of patents, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform or predictable. If we are sued for patent infringement, we would need to demonstrate that our products or methods either do not infringe the patented claims of the relevant patent or that the patented claims are invalid, and we may not be able to do this. Proving invalidity can be difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and divert management’s time and attention in pursuing these proceedings, which could have a material adverse effect on us. If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, defend an infringement action, or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, develop or obtain non-infringing technology, fail to defend an infringement action successfully, or have infringed patents declared invalid, we may incur substantial monetary damages, encounter significant delays in bringing our product candidate to market, and be precluded from manufacturing or selling our product candidates.

We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent which might adversely affect our ability to develop and market our products.

It is also possible that in our evaluation of third-party intellectual property, we failed to identify relevant patents or applications. We cannot guarantee that any of our patent searches or analyses, including but not limited to the identification of relevant patents, the scope of patented claims, or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the United States and abroad that is relevant to or necessary for the commercialization of our product candidate in any jurisdiction.

The scope of a patented claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our products. We may incorrectly determine that our products are not covered by a third-party patent or may incorrectly predict whether a third party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our product candidate. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our products.

For example, U.S. applications filed before November 29, 2000 and certain U.S. applications filed after that date that will not be filed outside the United States remain confidential until the patent issues. Patent applications in the United States and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Furthermore, we operate in a highly competitive field, and given our limited resources, it is unreasonable to monitor all patent applications purporting to claim broad coverage in the areas in which we are active. Additionally, pending patent applications which have been published can, subject to certain limitations, be later amended in a manner that could cover our product candidate or related technology. We cannot predict whether third parties will be able to successfully obtain claims or the breadth of such claims.

We may become involved in lawsuits involving our intellectual property, including patents, to protect or enforce our patents, which could be expensive, time consuming, and unsuccessful.

We may become a party to litigation and other adversarial proceedings or disputes involving intellectual property in the US and in other jurisdictions. Such litigation (or other adversarial proceedings or disputes) include instances where we are asserting our intellectual property against third parties, or we are defending against an allegation of infringement. Even if such litigation (or other adversarial proceedings or disputes) is resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there will be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, this could have a substantial adverse effect on the price of our common shares. Such litigation or proceedings and the legal costs associated with them, could substantially increase our operating losses and reduce our resources available for development activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

If we fail to comply with our obligations under our intellectual property licenses with third parties, we could lose license rights that are important to our business.

We are currently party to intellectual property license agreements. These license agreements impose, and we expect that future license agreements may impose, various obligations on us. For example, we have entered into patent and know-how license agreements with the Board of Regents of The University of Texas System that grant us the right to use certain technologies related to our clinical product candidates and related methods. If we fail to comply with our obligations under the licenses, the licensor may have the right to terminate their respective license agreements, in which event we might not be able to market any product that is covered by the agreements. Termination of the license agreements or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms, which could adversely affect our competitive business position and harm our business.

We have rights in some intellectual property that have been discovered through United States government funded programs and thus are subject to federal regulations such as “march-in” rights, certain reporting requirements, and a preference for U.S. industry.

We have rights in some intellectual property that was developed through U.S. government funded programs and thus are subject to federal regulations such as “march-in” rights, certain reporting requirements, and a preference for U.S. industry. For example, some of the intellectual property rights licensed to us under our M.D. Anderson License Agreement were generated using U.S. government funds. As a result, the U.S. government has certain rights to intellectual property embodied in certain current or future products pursuant to the Bayh-Dole Act of 1980. These U.S. government rights in certain inventions developed under government-funded programs include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if the government determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations, also referred to as march-in rights. The U.S. government also has the right to take title to these inventions if the applicable licensor fails to disclose the invention to the government, elect title, and file an application to register the intellectual property within specified time limits. In addition, the U.S. government may acquire title to these inventions in any country in which a patent application is not filed within specified time limits. Intellectual property generated under U.S. government-funded programs is also subject to certain reporting requirements, compliance with which may require us, or the applicable licensor, to expend substantial resources. In addition, the U.S. government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the U.S. This requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that, under the circumstances, domestic manufacture is not commercially feasible. This preference for U.S. manufacturing may limit our ability to license the applicable patent rights on an exclusive basis under certain circumstances.

We may be unsuccessful in licensing or acquiring third-party intellectual property that may be required to develop and commercialize our product candidate.

We have rights, through patents that we have in-licensed or own, to the intellectual property to develop our product candidates. Because our programs may involve additional product candidates that may require the use of intellectual property or proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license, or use such intellectual property and proprietary rights of others. We may be unable to acquire or in-license any third-party intellectual property or proprietary rights or to do so on commercially reasonable terms. For example, we sometimes collaborate with public or private academic institutions to accelerate our research or development under written agreements with these institutions. Typically, these institutions provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the strategic collaboration. Regardless of such option, we may be unable to negotiate a license within the specified time frame or under terms that are acceptable to us, and the institution may license such intellectual property rights to third parties, potentially blocking our ability to pursue our development and commercialization plans. The same situation may occur with a present or future development partner.

The licensing and acquisition of third-party intellectual property and proprietary rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property and proprietary rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size and greater capital resources and development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license intellectual property and proprietary rights to us.

If we are unable to successfully acquire or in-license rights to required third-party intellectual property and proprietary rights or maintain our intellectual property and proprietary rights, we may have to cease development of the relevant program, product, or product candidate, which could have a material adverse effect on our business.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The USPTO and various foreign patent offices require compliance with a number of procedural, documentary, fee payment, and other similar provisions during the patent prosecution and post grant or issuance. We employ reputable law firms and other professionals to help us comply. Additionally, periodic maintenance fees, renewal fees, annuity fees, and various other governmental fees on patents and/or patent applications will be due to the USPTO and various foreign patent offices at various points over the lifetime of our patents and/or patent applications. We rely on our outside counsel or our agents to pay these fees when due. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with rules applicable to the particular jurisdiction. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees, and failure to properly legalize and submit formal documents. If such an event were to occur, it could have a material adverse effect on our business.

In addition, we may be responsible for the payment of patent fees for patent rights that we license from third parties. If any licensor of these patents does not itself elect to make these payments, and we fail to do so, we may be liable to the licensor for any costs and consequences of any resulting loss of patent rights. If we or our existing or future licensors fail to maintain the patents and patent applications covering our product candidates, our competitors might be able to enter the market, which would have an adverse effect on our business.

If we do not obtain protection under the Hatch-Waxman Amendments and similar foreign legislation for extending the term of patents covering each of our product candidates, our business may be materially harmed.

Patents typically have a limited lifespan. In the United States and in most ex-U.S. jurisdictions, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest non-provisional filing date, not including potential patent term extensions or adjustments that may be available in the United States, and under comparable laws applicable outside the United States, where certain conditions are met. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired for a product candidate, we may be open to competition from competitive cell therapies. Given the amount of time required for the development, testing, and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours, causing our revenue from applicable products to be reduced, possibly materially, and potentially harming our ability to recover our investment in such product or obtain a reasonable return on that investment.

Depending upon the timing, duration, and conditions of FDA marketing approval of our product candidates or any future product candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during the FDA regulatory review process. However, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents, or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for that product will be shortened and our competitors may obtain approval to market competing products sooner. As a result, our revenue from applicable products could be reduced, possibly materially.

We may be subject to claims by third parties asserting that our employees or we have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property.

As is common in the biotechnology and pharmaceutical industries, we employ individuals who were previously or are concurrently employed at other biotechnology or pharmaceutical companies, universities, and/or research institutions and the like, including our competitors or potential competitors. We may be subject to claims that these employees, or we, have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former or concurrent employers, or that patents and applications we have filed to protect inventions of these employees, even those related to our product candidate, are rightfully owned by their former or concurrent employer.

Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel or sustain damages. Such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third party to commercialize our technology or products. Such a license may not be available or on commercially reasonable terms or at all.

Any trademarks we have obtained or may obtain may be infringed or successfully challenged, resulting in harm to our business.

We expect to rely on trademarks as one means to distinguish our product candidates that are approved for marketing from the products of our competitors. However, our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversions of resources and could adversely affect our business, financial condition, and growth prospects.

In addition, any proprietary name we propose to use with any product candidates in the United States must be approved by the FDA, regardless of whether we have registered it or applied to register it as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of the potential for confusion with other product names. If the FDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify an alternate proprietary product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties, and be acceptable to the FDA.

Risks Related to Healthcare, Insurance and Legal Matters

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of our product candidate.

We face an inherent risk of product liability exposure related to the testing of our product candidate in human trials and may face greater risk if we commercialize any products that we develop. Product liability claims may be brought against us by subjects enrolled in our trials, patients, healthcare providers, or others using, administering, or selling our products. If we cannot successfully defend ourselves against such claims, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•
decreased demand for any product candidate we may develop;
•
withdrawal of trial participants;
•
termination of clinical trial sites or entire trial programs;
•
injury to our reputation and significant negative media attention;
•
initiation of investigations by regulators;

•
significant time and costs to defend the related litigation;
•
substantial monetary awards to trial subjects or patients;
•
diversion of management and scientific resources from our business operations; and
•
the inability to commercialize any product candidates that we may develop.

While we currently hold product liability insurance coverage for clinical trials consistent with industry standards, the amount of coverage may not adequately cover all liabilities that we may incur. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

We intend to expand our insurance coverage for products to include the sale of commercial products if we obtain marketing approval for our product candidate, but we may be unable to obtain commercially reasonable product liability insurance. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business and financial condition.

The successful commercialization of our product candidate or any future product candidates, if approved, will depend in part on the extent to which governmental authorities and health insurers establish coverage, adequate reimbursement levels, and favorable pricing policies. Failure to obtain or maintain coverage and adequate reimbursement for our products could limit our ability to market those products and decrease our ability to generate revenue.

The availability of coverage and the adequacy of reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers, and other third-party payors are essential for most patients to be able to afford prescription medications such as our product candidate or any future product candidates, if approved. Our ability to achieve coverage and acceptable levels of reimbursement for our products by third-party payors will have an effect on our ability to successfully commercialize those products. Accordingly, we will need to successfully implement a coverage and reimbursement strategy for any approved product candidate. Even if we obtain coverage for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high.

If we participate in the Medicaid Drug Rebate Program or other governmental pricing programs, in certain circumstances, our products would be subject to ceiling prices set by such programs, which could reduce the revenue we may generate from any such products. Participation in such programs would also expose us to the risk of significant civil monetary penalties, sanctions, and fines should we be found to be in violation of any applicable obligations thereunder.

Third-party payors increasingly are challenging prices charged for biopharmaceutical products and services, and many third-party payors may refuse to provide coverage and reimbursement for particular drugs when an equivalent generic drug or a less expensive therapy is available. It is possible that a third-party payor may consider our products as substitutable and offer to reimburse patients only for the less expensive product. Even if we are successful in demonstrating improved efficacy or improved convenience of administration with our products, pricing of existing drugs may limit the amount we will be able to charge for our products. These payors may deny or revoke the reimbursement status of a given product or establish prices for new or existing marketed products at levels that are too low to enable us to realize an appropriate return on our investment in product development. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our products and may not be able to obtain a satisfactory financial return on products that we may develop.

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. In the United States, third-party payors, including private and governmental payors, such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs will be covered. Some third-party payors may require pre-approval of coverage for new or innovative devices or drug therapies before they will reimburse healthcare providers who use such therapies. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our product candidate or any future product candidates.

Obtaining and maintaining reimbursement status is time-consuming, costly, and uncertain. The Medicare and Medicaid programs increasingly are used as models for how private payors and other governmental payors develop their coverage and reimbursement policies for drugs. However, no uniform policy for coverage and reimbursement for products exists among third-party payors in the United States. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Furthermore, rules and regulations regarding reimbursement change frequently, and, in some cases, at short notice, and we believe that changes in these rules and regulations are likely. For products administered under the supervision of a physician (including products administered in the clinical setting), obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself or the administration of the product, or the treatment or procedure in which the product is used may not be available, which may impact physician utilization.

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe and other countries has and will continue to put pressure on the pricing and usage of our product candidate or any future product candidates, if approved in these jurisdictions. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. Other countries allow companies to fix their own prices for medical products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our products. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our products. We expect to experience pricing pressures in connection with the sale of any of our products due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, and additional legislative changes. The downward pressure on healthcare costs in general, and prescription drugs, surgical procedures, and other treatments in particular, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Government authorities currently impose mandatory discounts for certain patient groups, such as Medicare and Medicaid beneficiaries, and may seek to increase such discounts at any time. Future regulation may negatively impact the price of our products, if approved. We cannot predict the likelihood, nature, or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. In addition, the U.S. Supreme Court’s June 2024 decision to overturn established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which the FDA’s regulations, policies and decisions may become subject to increasing legal challenges, delays and/or changes. If we are slow or unable to adapt to changes to existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, our product candidate may lose any marketing approval that may have been obtained and we may not achieve or sustain profitability, which would adversely affect our business.

We are subject to various U.S. federal, state, and foreign healthcare laws and regulations, which could increase compliance costs, and our failure to comply with these laws and regulations could harm our reputation, subject us to significant fines and liability, or otherwise adversely affect our business.

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations, and customers may expose us to broadly applicable foreign, federal, and state fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, and plan to market, sell, and distribute any products for which we obtain regulatory approval. In particular, the research of our product candidates, as well as the promotion, sales and marketing of our product candidates is subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials.

Efforts to ensure that our current and future business arrangements with third parties will comply with applicable healthcare and privacy laws and regulations will involve ongoing substantial costs. It is possible that governmental authorities will conclude that our business practices, including certain agreements we have entered into with physicians who are paid, in part, in the form of stock or stock options, may not comply with current or future statutes, regulations, or case law involving applicable fraud and abuse or other healthcare laws and regulations. Due to the breadth of these laws, the narrowness of statutory exceptions and regulatory safe harbors available, and the range of interpretations to which they are subject, it is possible that some of our current or future practices might be challenged under one or more of these laws. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant penalties, including civil, criminal, and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government-funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations. Defending against any such actions can be costly and time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. Further, if any of the physicians or other healthcare providers or entities with whom we expect to do business are found not to be in compliance with applicable laws or regulations, they may be subject to significant criminal, civil, or administrative sanctions, including exclusions from government-funded healthcare programs. If any of the above occur, our ability to operate our business and our results of operations could be adversely affected.

Current and future healthcare reform legislation or regulation may increase the difficulty and cost for us to obtain coverage for and commercialize our product candidate or any future product candidates and may adversely affect the prices we may set.

In the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system, including cost-containment measures that may reduce or limit coverage and reimbursement for newly approved drugs and affect our ability to profitably sell our product candidate or any future product candidates for which we obtain regulatory approval. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, the Inflation Reduction Act of 2022, or the IRA, includes several provisions that will impact our business to varying degrees, including provisions that allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, among others. Our lead product candidate, amsoki-cel, is being developed in indications that may rely on Medicare reimbursement. Accordingly, these price-negotiation provisions may have a negative impact on our future revenue and profits. Further, the IRA also imposed rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation.

The One Big Beautiful Bill Act of 2025, or the OBBBA, also included significant reforms to Medicaid, including an estimated $1 trillion in reduced federal Medicaid spending from 2025 through 2034, the imposition of work requirements for certain adult enrollees, more frequent eligibility redeterminations, and increased cost-sharing for beneficiaries. These changes are expected to reduce overall Medicaid enrollment and access to care. Although the effect on our business is currently unknown, any decrease in the number of insured patients or reimbursement levels for our products could adversely affect our revenue and commercial prospects.

Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations, and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidate and any future product candidates, if approved, or put pressure on our product pricing, which could negatively affect our business, financial condition, results of operations, and prospects.

We expect that these existing laws and other federal and state healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies, and additional downward pressure on the price that we receive for any approved product. Reductions in reimbursement levels may negatively impact the prices we receive or the frequency with which our potential products are prescribed or administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidate or any future product candidates, if approved.

Failure to comply with laws and regulations related to the protection of research subjects could result in fines, penalties, and litigation, and have a material adverse effect upon our business.

We may be subject to regulation under international, federal, state, and local laws and regulations relating to the protection of research subjects. Federally funded human-subject research in the United States, including the collection of identifiable human biospecimens, is governed by 45 CFR Part 46, also known as the Health and Human Services Policy for Protection of Human Research Subjects or the “Common Rule.” Use of biospecimens in certain other research is subject to FDA regulations for the Protection of Human Subjects and Institutional Review Boards at 21 CFR Parts 50 and 56. While we believe that we are in compliance with these laws, we may not be aware of all such laws or may fail to properly audit and identify gaps in compliance. Similarly, we may find errors in our product candidate and processes and may fail to properly match the compliance requirements of our researchers to the compliance requirements of our suppliers. Failure of our company or our suppliers to comply with international, federal, state, and local laws and regulations could subject us to denial of the right to conduct business, fines, criminal penalties, and/or other enforcement actions which could have a material adverse effect on our business.

Risks Related to Employee Matters and Managing Growth

Our ability to develop product candidates and our future growth depends on attracting, hiring, and retaining our key personnel and recruiting additional qualified personnel. If we are not successful in attracting, motivating, and retaining highly qualified personnel, we may not be able to successfully implement our business strategy. Additionally, we will need to grow the size of our organization, and we may experience difficulties in managing this growth.

We are highly dependent on members of our executive team. The loss of the services of any of them may adversely impact the achievement of our objectives. The loss of services of any of these individuals could delay or prevent the successful development of our product candidate, completion of our planned clinical trials, or the commercialization of our product candidate and any future product candidates.

Our success also depends upon the continued contributions of our key management and scientific personnel, many of whom have been instrumental for us and have substantial experience with developing therapies, identifying potential product candidates, and building the technologies related to the clinical development of our product candidate. Historically, we have experienced significant turnover in our research and development workforce and have operated with a limited team of scientific and technical personnel. Given the specialized nature of engineered TIL technology and our approach, there is an inherent scarcity of experienced personnel in these fields. As we continue developing our product candidate in our pipeline, we will require personnel with medical, scientific, or technical qualifications specific to each program. The loss of key personnel, in particular our scientists, would delay our research and development activities. Despite our efforts to retain valuable employees, members of our team may terminate their employment with us on short notice. The competition for qualified personnel in the biotechnology and biopharmaceutical industries is intense, and our future success depends upon our ability to attract, retain, and motivate highly skilled scientific, technical, and managerial employees. We face competition for personnel from other companies, universities, public and private research institutions, and other organizations. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of our time and resources and, potentially, damages. In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived benefits of our stock awards decline, it may harm our ability to recruit and retain highly skilled employees. If our recruitment and retention efforts are unsuccessful in the future, it may be difficult for us to implement our business strategy, which would have a material adverse effect on our business.

As our development plans and strategies develop, and as we continue operating as a public company, we expect to need additional managerial, operational, marketing, sales, financial, and other personnel. Future growth would impose significant added responsibilities on members of management, including:

•
managing our internal development efforts effectively, including the clinical and FDA review process for our current product candidates and any future product candidates we develop, while complying with our contractual obligations to contractors and other third parties; and
•
improving our operational, financial, and management controls, reporting systems, and procedures.

Our future financial performance and our ability to advance development of and, if approved, commercialize our current product candidates and any future product candidates we develop will depend, in part, on our ability to effectively manage any future growth, and our management may have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

We currently rely, and for the foreseeable future will continue to rely, in substantial part, on certain independent organizations, advisors, and consultants to provide certain services. We cannot assure you that the services of independent organizations, advisors, and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed, or terminated, and we may not be able to obtain marketing approval of any current or future product candidates or otherwise advance our business. We cannot assure you that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.

If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize our current product candidates and any future product candidates we develop and, accordingly, may not achieve our research, development and commercialization goals.

Risks Related to Ownership of Our Common Stock

The market price of our common stock is expected to be volatile.

The market price of our common stock could be subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•
our ability to obtain regulatory approvals for amsoki-cel and any future product candidates, and delays or failures to obtain such approvals;
•
failure of amsoki-cel or any of our future product candidates to achieve commercial success, if approved;
•
failure by us to maintain our existing third-party license and supply agreements;
•
failure by us or our licensors to prosecute, maintain, or enforce our intellectual property rights;
•
changes in laws or regulations applicable to amsoki-cel or our future product candidates;
•
any inability to obtain adequate supply of amsoki-cel or our future product candidates or the inability to do so at acceptable prices;
•
adverse regulatory authority decisions;
•
introduction of new products, services or technologies by our competitors;
•
failure to meet or exceed financial and development projections we may provide to the public;
•
failure to meet or exceed the financial and development projections of the investment community;
•
the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
•
announcements of significant acquisitions, strategic collaborations, joint ventures or capital commitments by us or our competitors;
•
disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
•
additions or departures of key personnel;
•
significant lawsuits, including patent or stockholder litigation;
•
if securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our business and stock;
•
changes in the market valuations of similar companies;
•
general market or macroeconomic conditions;
•
sales of our common stock by us or our stockholders in the future;
•
trading volume of our common stock;
•
failure to maintain compliance with the listing requirements of Nasdaq;
•
announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;
•
adverse publicity generally, including with respect to other products and potential products in such markets;
•
the introduction of technological innovations or new therapies that compete with our potential products;
•
changes in the structure of health care payment systems; and
•
period-to-period fluctuations in our financial results.

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our common stock.

Additionally, a decrease in our stock price may cause our common stock to no longer satisfy the continued listing standards of Nasdaq. If we are not able to maintain the requirements for listing on Nasdaq, we could be delisted, which could have a material adverse effect on our ability to raise additional funds as well as the price and liquidity of our common stock.

Future sales of shares by existing stockholders could cause our stock price to decline.

If our existing securityholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after legal restrictions on resale lapse, the trading price of our common stock could decline. As of September 30, 2026, we had 61,774,046 shares of common stock outstanding. Of these, 29,164,045 shares were issued in connection with the Concurrent PIPE Financing have been registered for resale under our Registration Statement on Form S-1, which was declared effective by the Securities and Exchange Commission (“SEC”) on September 9, 2026, and may be resold at any time, subject to the volume and manner-of-sale limitations applicable to our affiliates. In connection with the Mergers, certain stockholders, directors and executive officers of Legacy Obsidian entered into lock-up agreements restricting transfers of their shares (other than shares acquired in the Concurrent PIPE Financing) for 180 days following the closing of the Mergers, subject to limited exceptions. Following the expiration of these lock-up agreements, the relevant stockholders will not be restricted from selling shares of our common stock held by them, other than by applicable securities laws. Stockholders not subject to these lock-up agreements will not be restricted from selling shares of our common stock held by them, other than by applicable securities laws. In addition, we have registered on Form S-8 the shares of common stock issuable under our equity incentive plans, and shares of common stock that are subject to outstanding options or warrants will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act. We are also obligated under our registration rights agreement with the investors in the Concurrent PIPE Financing to keep the resale Registration Statement effective for the period specified in that agreement. If these shares are sold, the trading price of our common stock could decline.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our management.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may delay or prevent an acquisition or a change in management. These provisions include: a classified board of directors with staggered three-year terms; the authority of our board to fix the number of directors and to fill vacancies and newly created directorships; a requirement that directors may be removed only for cause and only by holders of at least two-thirds of our outstanding voting power entitled to vote in an election of directors; a prohibition on stockholder action by written consent; a requirement that special meetings of stockholders may be called only by our board; advance notice requirements for stockholder proposals and director nominations; a requirement that stockholders may amend or repeal our bylaws only with the approval of holders of at least two-thirds of our outstanding voting power entitled to vote thereon, voting together as a single class, unless our board recommends such amendment or repeal, in which case approval by holders of a majority of such voting power is required; and the authorization of 10,000,000 shares of undesignated preferred stock that our board may issue without stockholder approval. The foregoing provisions are subject to applicable law and the rights, if any, of holders of any series of our preferred stock.

In addition, we are subject to Section 203 of the General Corporation Law of the State of Delaware (the “DGCL”), which generally prohibits us from engaging in specified business combinations with an interested stockholder for three years after the stockholder becomes an interested stockholder, unless an applicable statutory exception is satisfied. An interested stockholder generally includes a person who, together with its affiliates and associates, owns 15% or more of our outstanding voting stock. Although we believe these provisions collectively will provide for an opportunity to receive higher bids by requiring potential acquirors to negotiate with our board, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove then current management by making it more difficult for stockholders to replace members of our board, which is responsible for appointing the members of management.

Our amended and restated bylaws designate specific courts as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of, or a claim based on, a breach of a fiduciary duty owed by any of our current or former directors, officers or other employees or stockholders to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or amended and restated bylaws, including the interpretation, validity or enforceability thereof, or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, or (iv) any action asserting a claim governed by the internal affairs doctrine. This provision does not apply to claims arising under the Securities Act or the Exchange Act or to any other claim for which the federal courts have exclusive jurisdiction. Our amended and restated bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act or the Exchange Act or the respective rules and regulations promulgated thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act, and Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act. Accordingly, there is uncertainty as to whether a court would enforce the federal forum provision, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

These provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find these provisions inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition and results of operations. Any person or entity purchasing or otherwise acquiring any interest in our capital stock will be deemed to have notice of and consented to these provisions to the fullest extent permitted by law.

We are an emerging growth company and a smaller reporting company, and the reduced disclosure requirements applicable to us may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company until as late as December 31, 2031, unless we earlier have annual gross revenues of $1.235 billion or more, issue more than $1.0 billion of non-convertible debt in a three-year period or become a “large accelerated filer.” For so long as we remain an emerging growth company, we may take advantage of exemptions from certain disclosure requirements applicable to other public companies, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments. We have also elected to use the extended transition period for complying with new or revised accounting standards available to emerging growth companies under Section 107 of the JOBS Act. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates for new or revised accounting standards.

We are also a “smaller reporting company,” as defined in Rule 12b-2 under the Exchange Act, and may take advantage of certain scaled disclosure requirements available to smaller reporting companies, including presenting only two years of audited financial statements and reduced disclosure obligations regarding executive compensation. We will remain a smaller reporting company until our public float is $250 million or more and our annual revenues are $100 million or more, or our public float is $700 million or more, in each case measured as of the last business day of our most recently completed second fiscal quarter. We may cease to qualify as a smaller reporting company or an emerging growth company earlier than expected depending on our public float and the applicable transition rules. If we become a large accelerated filer, we would cease to qualify as an emerging growth company and would be required to comply with the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act beginning with our Annual Report on Form 10-K for the year in which we become a large accelerated filer.

We cannot predict whether investors will find our common stock less attractive because we rely on these exemptions and scaled disclosure requirements. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

General Risk Factors

Unfavorable global economic and geopolitical conditions could adversely affect our business, financial condition, stock price, and results of operations.

Our business could be adversely affected by unstable economic and political conditions within the United States and foreign jurisdictions, including as a result of an economic downturn and geopolitical events, such as changes in U.S. federal policy that affect the geopolitical landscape. Changes to policy implemented by the U.S. Congress, the current administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. For example, in 2025, the United States imposed tariffs on imports on its trading partners, including Canada, Mexico, the European Union and China. Historically, tariffs have led to increased trade and political tensions, between not only the United States and China, but also between the United States and other countries in the international community. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations.

The global credit and financial markets have also experienced extreme volatility and disruptions (including as a result of actual or perceived changes in interest rates, inflation, and macroeconomic uncertainties), which has included severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, high inflation, uncertainty about economic stability, global supply chain disruptions, and increases in unemployment rates. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the ongoing conflicts between Russia and Ukraine, the conflicts in the Middle East, terrorism, or other geopolitical events. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. A severe or prolonged economic downturn could result in a variety of risks to our business, including a decrease in the demand for our product candidates and in our ability to raise additional capital when needed on acceptable terms, if at all. For example, on December 18, 2025, the U.S. enacted the BIOSECURE Act, which prohibits U.S. federal agencies from entering into or renewing a contract with any company that uses biotechnology equipment or services produced or provided by a “biotechnology company of concern” in the performance of that contract. It also prohibits loans or grant funding from U.S. federal agencies to entities that use any biotechnology equipment or services produced or provided by a “biotechnology company of concern” in the performance of the government grant or loan. The BIOSECURE Act does not identify any specific companies as “biotechnology companies of concern” but treats any company on the Department of Defense 1260H list of “Chinese military companies” as a “biotechnology company of concern.” By December 18, 2026, the Director of the Office of Management and Budget (“OMB”) will publish a full list of “biotechnology companies of concern” based on recommendations from key federal Secretaries and Directors, including Defense, Justice, HHS, Commerce, National Intelligence, Homeland Security, State, and National Cyber. The Director of OMB will thereafter review and update that list at least annually, based on recommendations from those key federal Secretaries and Directors. Although there is a five-year safe harbor for existing contracts with companies later designated as “biotechnology companies of concern,” the safe harbor is unavailable for existing contracts with companies named on the 1260H list as of December 18, 2025. As a result of this legislation, we may not be able to engage a backup or alternative supplier or service provider in a timely manner or at all. This, in turn, could materially and adversely affect our or our collaborators’ ability to manufacture or supply product candidates or advance our clinical development programs, which could materially and adversely affect our business and future prospects. We continue to assess the impact of the legislation and its potential impacts on our contractual relationships. In addition, current inflationary trends in the global economy may impact salaries and wages, costs of goods and transportation expenses, among other things, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures may create market and economic instability.

Additionally, we maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at certain of these institutions exceed insured limits. Market conditions and changes in financial regulations and policies can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position. In addition, changes in regulations governing financial institutions are beyond our control and difficult to predict; consequently, the impact of such changes on our business and results of operations is difficult to predict and may have an adverse effect on us.

Furthermore, any disruptions to our supply chain as a result of unfavorable global economic conditions, including due to geopolitical conflicts or public health crises, could negatively impact the timely execution of our ongoing and future clinical trials. We cannot anticipate all of the ways in which the foregoing, and the current economic climate and financial market conditions generally, could adversely impact our business.

We, or the third parties upon whom we depend, may be adversely affected by natural disasters, public health crises, or other business interruptions and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Natural disasters or public health crises could severely disrupt our operations, and have a material adverse impact on our business, results of operations, financial condition, and prospects. If a natural disaster, power outage, public health crisis, or other event occurred that prevented us from conducting our clinical trials, releasing clinical trial results, or delaying our ability to obtain regulatory approval for our product candidate, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time.

Our information technology systems, or those used by our CROs or other contractors or consultants, may fail or suffer cybersecurity incidents or breaches, which could adversely affect our business.

Despite the implementation of security measures, our information technology systems and data and those of our current or future CROs or other contractors and consultants are vulnerable to compromise or damage from computer hacking, computer viruses, social engineering (e.g. phishing attacks) and malware (e.g., ransomware malicious software), fraudulent activity, employee misconduct, human error, telecommunication and electrical failures, natural disasters, or other cybersecurity attacks or accidents. Future acquisitions could expose us to additional cybersecurity risks and vulnerabilities from any newly acquired information technology infrastructure. Cybersecurity attacks are constantly increasing in frequency and sophistication and are made by groups and individuals with a wide range of motives (including industrial espionage) and expertise, including by organized criminal groups, “hacktivists,” nation states, and others. As a result of a continued hybrid working environment, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. Further, as a company with an increasingly global presence, our systems are subject to frequent attacks, which are becoming more commonplace in the industry, including attempted hacking, phishing attempts, such as cyber-related threats involving spoofed or manipulated electronic communications, which increasingly represent considerable risk. Due to the nature of some of the attacks described herein, there is a risk that an attack may remain undetected for a period of time. Even if identified, we may be unable to adequately investigate or remediate cybersecurity incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. While we continue to make investments to improve the protection of data and information technology, including in the hiring of IT personnel, periodic cyber security awareness trainings, and improvements to IT infrastructure and controls, and conduct regular testing of our systems, there can be no assurance that our efforts will prevent service interruptions or cybersecurity incidents or breaches.

We and certain of our service providers are from time to time subject to cyberattack attempts or incidents and cybersecurity incidents. Any cybersecurity incident could adversely affect our business, by leading to, for example, the loss of trade secrets or other intellectual property, demands for ransom or other forms of blackmail, or the unauthorized disclosure of personal or other sensitive information of our employees, clinical trial patients, customers, and others. Although to our knowledge we have not experienced any significant cybersecurity incident to date, if such an event were to occur, it could seriously harm our development programs and our business operations. We could be subject to cybersecurity incident or breach notification requirements, regulatory actions taken by governmental authorities, litigation under laws that protect the privacy of personal information, or other forms of legal proceedings, which could result in significant liabilities or penalties, result in substantial costs, and require attention from management. Further, a cybersecurity incident may disrupt our business or damage our reputation, which could have a material adverse effect on our business, prospects, operating results, share price and stockholder value, and financial condition. We could also incur substantial remediation costs, including the costs of investigating the incident, repairing, or replacing damaged systems, restoring normal business operations, implementing increased cybersecurity protections, and paying increased insurance premiums.

For example, the loss of clinical trial data from completed, ongoing, or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. If a cybersecurity breach or other incident were to result in the unauthorized access to or unauthorized use, disclosure, release, or other processing of clinical trial data or personal data, it may be necessary to notify individuals, governmental authorities, supervisory bodies, the media, and other parties pursuant to privacy and security laws. Likewise, we rely on our third-party research institution collaborators for research and development of our product candidate and other third parties for the manufacture of our product candidate and to conduct clinical trials, and similar events relating to their information technology systems could also seriously harm our business. Any security compromise affecting us, our collaborators, or our industry, whether real or perceived, could harm our reputation, erode confidence in the effectiveness of our security measures, and lead to regulatory scrutiny. To the extent that any disruption or cybersecurity incident or breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential or proprietary or personal information, we could incur liability, our competitive position could be harmed, and the further development and commercialization of our product candidate could be delayed, result in substantial costs and require attention from management.

If we fail to establish and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Ensuring that we have adequate internal financial and accounting controls and procedures in place, in compliance with Section 404 of the Sarbanes-Oxley Act, so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be reevaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are an emerging growth company or a non-accelerated filer, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. We could remain an emerging growth company until as late as December 31, 2031. An independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls over financial reporting could lead to restatements of our financial statements and require us to incur the expense of remediation.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

As a result of the completion of the Mergers and Concurrent PIPE Financing, we are now subject to the periodic reporting requirements of the Exchange Act. We must design our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. For example, our directors or executive officers could inadvertently fail to disclose a new relationship or arrangement causing us to fail to make a required related party transaction disclosure. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

Our ability to use our net operating loss carryforwards and other tax attributes may be limited.

Since our inception, we have incurred losses and we may never achieve profitability. To the extent that we continue to generate taxable losses, under current law, our unused U.S. federal net operating losses, or NOLs, may be carried forward to offset a portion of future taxable income, if any. Under the Tax Cuts and Jobs Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, federal NOLs incurred in taxable years beginning after December 31, 2017 generally may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of our taxable income for taxable years beginning after December 31, 2020. We cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our NOLs. Additionally, we continue to generate business tax credits, including research and development tax credits, which generally may be carried forward to offset a portion of future taxable income, if any, subject to expiration of such credit carryforwards.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by “5 percent shareholders” over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. A corporation that experiences an ownership change will generally be subject to an annual limitation on the use of its pre-ownership change NOLs equal to the value of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate (subject to certain adjustments). We have not completed an analysis under Sections 382 and 383 of the Code to determine whether the Mergers or the Concurrent PIPE Financing resulted in an ownership change. If such an ownership change occurred, our ability to use pre-change NOLs and tax credits of Legacy Obsidian, Legacy Galera, or both, to offset future taxable income would be limited. We may also experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership (some of which are outside our control). There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs by federal or state taxing authorities or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities. As a result, our ability to use our pre-change NOLs and tax credits to offset future taxable income, if any, could be subject to limitations. Similar provisions of state tax law may also apply. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and tax credits.

Changes in tax law could adversely affect our business and financial condition.

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service (“IRS”) and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application), including with respect to NOLs and research and development tax credits, could adversely affect us or holders of our common stock. For example, the OBBBA was signed into law on July 4, 2025 and made significant changes to U.S. federal tax law. Under Section 174 of the Code, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development performed outside the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. The OBBBA provides that for taxable years beginning after December 31, 2024, expenses that are incurred for research and development performed in the United States may, at the taxpayer’s election, be immediately deducted or capitalized and amortized. In addition, the OBBBA provides that for taxable years beginning after December 31, 2021 and before January 1, 2025, certain eligible taxpayers generally may elect to retroactively deduct expenses for research and development performed in the United States in such taxable years by filing amended tax returns for such taxable years, and all other taxpayers that are not eligible to make such an election and that amortized expenses for research and development performed in the United States in such taxable years generally may elect to accelerate and deduct the remaining unamortized amounts of such research and development expenses (i) in the first taxable year beginning after December 31, 2024, or (ii) ratably over the two-taxable year period beginning with the first taxable year beginning after December 31, 2024. In recent years, many changes to tax laws have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition, or results of operations. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.

We may be exposed to increased litigation, including stockholder litigation, which could have an adverse effect on our business and operations.

We may be exposed to increased litigation from stockholders, suppliers and other third parties from time to time, including litigation due to the Mergers. Such litigation may have an adverse impact on our business and results of operations or may cause disruptions to our operations. In addition, in the past, stockholders have initiated class action lawsuits against biotechnology companies following periods of volatility in the market prices of these companies’ common stock. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources, which could have a material adverse effect on our business, financial condition and results of operations.

We have assumed, and may be subject to, known and unknown liabilities of Legacy Galera, and we have no recourse against Legacy Galera’s former stockholders for any such liabilities.

As a result of the Mergers, Legacy Galera became our wholly owned subsidiary and its liabilities are now liabilities of our consolidated company, including liabilities arising from its historical operations and the discontinuation of its development programs, its remaining contractual commitments, and any claims by former employees, counterparties, taxing authorities or other third parties. The representations and warranties of Legacy Galera in the Merger Agreement did not survive the closing of the Mergers, and we have no right to indemnification from Legacy Galera’s former stockholders for any breach of those representations and warranties or for any liabilities of Legacy Galera. In addition, under the CVR Agreement we have agreed to use commercially reasonable efforts to enter into an agreement for the development, licensing, sale or other disposition of Legacy Galera’s legacy product assets and, for two years following the closing of the Mergers, to continue to develop and seek regulatory approval for tilarginine, and we have agreed not to take, or forgo taking, any action for the primary purpose of delaying, preventing or minimizing payments under the CVRs. Holders of CVRs may assert that we have not complied with these obligations. We also have indemnification obligations to Legacy Galera’s former directors and officers. Any such liabilities or claims, and the costs of defending them, could be material and could adversely affect our business, financial condition and results of operations.

Certain stockholders, formerly Legacy Galera stockholders, may not receive any payment on the CVRs, and the CVRs may expire valueless.

The right of Legacy Galera stockholders to receive any future payment on or derive any value from the CVRs will be contingent solely upon the occurrence of certain milestone events within the time periods specified in the CVR Agreement and the consideration received being greater than the amounts permitted to be withheld or deducted under the CVR Agreement. Specifically, payments under the CVRs with respect to any agreement entered into by us or our affiliates during the five years after the closing of the Mergers under which we or our affiliates exclusively license, sell, assign, transfer or divest to a third party the rights to develop and commercialize tilarginine, Legacy Galera’s legacy product candidate, or a Legacy Product Agreement, are contingent upon the receipt of the pro rata portion of 80% of the net proceeds received by us or our affiliates under any Legacy Product Agreement during the applicable period, or CVR Proceeds, prior to the fifth anniversary of the closing of the Mergers, and payments under the CVRs with respect to the Asset Purchase and Sale Agreement, dated as of October 15, 2025, by and among Legacy Galera (and its affiliate named therein) and Biossil, Inc., or the Supportive-Care Product Agreement, and together with the Legacy Product Agreement, a CVR Product Agreement, are contingent upon CVR Proceeds being received by us or our affiliates under the Supportive-Care Product Agreement prior to the tenth anniversary of the closing of the Mergers. There is no guarantee that we will receive any proceeds under either CVR Product Agreement within the applicable time periods. In the event that no CVR Proceeds are received within the applicable time periods, no payments will be made under the CVR Agreement, and the CVRs will expire valueless.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the Mergers, Legacy Galera entered into a securities purchase agreement in April 2026 (the “Securities Purchase Agreement”) with certain investors to consummate the Concurrent PIPE Financing. Pursuant to the Securities Purchase Agreement, the investors agreed to purchase an aggregate of 29,166,166 shares of Legacy Galera Series C Non-Voting Convertible Preferred Stock, at a price of $12.00 per share, for aggregate gross proceeds of approximately $350.0 million. The Concurrent PIPE Financing closed on July 31, 2026, and the shares of Legacy Galera Series C Non-Voting Convertible Preferred Stock were converted into 29,164,045 shares of our common stock (the “PIPE Shares”). The issuance was made in a transaction not involving a public offering pursuant to an exemption from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act, based in part on representations from each investor that it was an accredited investor and was acquiring the shares for investment and not with a view to distribution. Pursuant to the related Registration Rights Agreement, we filed a Registration Statement on Form S-1 with the SEC on August 28, 2026 to register the PIPE Shares for resale, which was declared effective on September 9, 2026. We are required to maintain the effectiveness of the Registration Statement on Form S-1 until all PIPE Shares covered by it have been sold or may be sold under Rule 144 without manner-of-sale restrictions or volume limitations, subject to certain exceptions.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)

Director appointment

Effective as of November 10, 2026 (the “Effective Date”), upon the recommendation of the nominating and corporate governance committee, our board appointed Mark Reisenauer to the board as a Class I director for an initial term expiring at the Company’s 2027 annual meeting of stockholders and until his successor is duly elected and qualified, or until his earlier death, resignation, or removal. The Board determined that Mr. Reisenauer is independent under the applicable listing standards of the Nasdaq Capital Market and the Company’s corporate governance guidelines. In connection with this appointment, the Board increased the authorized size of the Board from six to seven directors, effective as of the Effective Date.

Mr. Reisenauer has served as a member of our Board of Directors since November 2026. He previously served as Chief Executive Officer of Assertio Holdings, Inc. (formerly Nasdaq: ASRT, “Assertio”), a commercial pharmaceutical company, from October 2025 until its acquisition by Zydus Lifesciences Ltd. in June 2026, and as a member of Assertio’s board of directors from January 2025 to June 2026. Since June 2026, Mr. Reisenauer has also served as an advisor to the board of directors of CytomX Therapeutics, Inc. (Nasdaq: CTMX), an oncology-focused biopharmaceutical company. Additionally, from March 2025 to November 2025, Mr. Reisenauer served as a commercial strategy advisor to Curium, a biopharmaceutical company focusing on nuclear medicine. From October 2024 to November 2025, Mr. Reisenauer served as a member of the Obe-cel Commercial Launch and Medical Affairs advisory board of Autolus Therapeutics PLC (Nasdaq: AUTL), a biopharmaceutical company developing T-cell therapies. Mr. Reisenauer previously served as a member of the board of directors of the Pharmaceutical Research and Manufacturers of America, a trade association representing the biopharmaceutical industry, from April 2021 to April 2024. Mr. Reisenauer also served as President of U.S. Commercial at Astellas Pharmaceuticals Inc. (“Astellas”), a global life sciences company, from April 2021 to April 2024, and before that, as Senior Vice President, Oncology Business Unit, from April 2011 to April 2021. Prior to joining Astellas, Mr. Reisenauer served as Senior Vice President and Chief Commercial Officer at Micromet, Inc., a biotechnology company later acquired by Amgen Inc., from September 2007 to April 2011. Mr. Reisenauer holds a B.A. in Political Science from the University of Wisconsin. We believe Mr. Reisenauer is qualified to serve on our Board of Directors because of his extensive commercial leadership, product launch and pipeline development experience in the oncology space, his experience serving as both a director and chief executive officer of a public pharmaceutical company and his broad operational perspective gained across multiple oncology-focused organizations.

There is no arrangement or understanding between Mr. Reisenauer and any other person pursuant to which Mr. Reisenauer was selected as a director, and there are no family relationships between Mr. Reisenauer and any of our directors or executive officers. Our board has affirmatively determined that there are no transactions to which we are a party and in which Mr. Reisenauer has a direct or indirect material interest that requires disclosure under Item 404(a) of Regulation S-K.

Under our Non-Employee Director Compensation Policy, Mr. Reisenauer as a non-employee director is eligible to receive cash compensation and equity awards for his Board service. In connection with his appointment, Mr. Reisenauer received an initial non-qualified stock option to purchase 75,364 shares of our common stock (the “Initial Grant”) with an exercise price of $13.74, the closing price of the Common Stock on the Nasdaq Capital Market on November 10, 2026. The Initial Grant will vest in equal monthly installments over three years from the date of grant.

Mr. Reisenauer and the Company have entered into a standard indemnification agreement, substantially similar to the Company’s form of director indemnification agreement, a copy of which was filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2026, and is incorporated herein by reference.

(c)

Insider trading arrangements and policies

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit No.	Description of Document
2.1+

Agreement and Plan of Merger, dated as of April 14, 2026, by and among Galera Therapeutics, Inc., Obsidian Therapeutics, Inc., Gazelle Parent, Inc., Onyx MergerSub, Inc. and Gazelle Merger Subsidiary, Inc. (incorporated by reference from Exhibit 2.1 to Amendment No. 2 to Gazelle Parent, Inc.’s Registration Statement on Form S-4 (File No. 333-295249) filed with the Securities and Exchange Commission on June 24, 2026).

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

4.1

Galera Therapeutics, Inc. Warrant to Purchase Common Stock dated February 17, 2023 (incorporated by reference from Exhibit 4.1 to Obsidian Therapeutics, Inc.’s Current Report on Form 8-K (File No. 001-43430) filed with the Securities and Exchange Commission on August 3, 2026).

10.1+

Contingent Value Rights Agreement dated August 3, 2026, by and among Obsidian Therapeutics, Inc., Gazelle Parent, Inc. and Equiniti Trust Company, LLC (incorporated by reference from Exhibit 10.4 to Obsidian Therapeutics, Inc.’s Current Report on Form 8-K (File No. 001-43430) filed with the Securities and Exchange Commission on August 3, 2026).

10.2

Form of Indemnification Agreement for Officers of Obsidian Therapeutics, Inc. (incorporated by reference from Exhibit 10.5 to Obsidian Therapeutics, Inc.’s Current Report on Form 8-K (File No. 001-43430) filed with the Securities and Exchange Commission on August 3, 2026).

10.3

Form of Indemnification Agreement for Directors of Obsidian Therapeutics, Inc. (incorporated by reference from Exhibit 10.6 to Obsidian Therapeutics, Inc.’s Current Report on Form 8-K (File No. 001-43430) filed with the Securities and Exchange Commission on August 3, 2026).

10.4#

Obsidian Therapeutics, Inc. 2026 Equity Incentive Plan and form of award agreements thereunder (incorporated by reference from Exhibit 10.7 to Obsidian Therapeutics, Inc.’s Current Report on Form 8-K (File No. 001-43430) filed with the Securities and Exchange Commission on August 3, 2026).

10.5#

Obsidian Therapeutics, Inc. 2026 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.8 to Obsidian Therapeutics, Inc.’s Current Report on Form 8-K (File No. 001-43430) filed with the Securities and Exchange Commission on August 3, 2026).

10.6#

Non-Employee Director Compensation Policy (incorporated by reference from Exhibit 10.9 to Obsidian Therapeutics, Inc.’s Current Report on Form 8-K (File No. 001-43430) filed with the Securities and Exchange Commission on August 3, 2026).

10.7#

Senior Executive Cash Incentive Bonus Plan (incorporated by reference from Exhibit 10.10 to Obsidian Therapeutics, Inc.’s Current Report on Form 8-K (File No. 001-43430) filed with the Securities and Exchange Commission on August 3, 2026).

10.8#

Executive Severance Plan (incorporated by reference from Exhibit 10.11 to Obsidian Therapeutics, Inc.’s Current Report on Form 8-K (File No. 001-43430) filed with the Securities and Exchange Commission on August 3, 2026).

10.9#

Form of Executive Employment Agreement (incorporated by reference from Exhibit 10.12 to Obsidian Therapeutics, Inc.’s Current Report on Form 8-K (File No. 001-43430) filed with the Securities and Exchange Commission on August 3, 2026).

10.10

Lease by and between Obsidian Therapeutics Sub, Inc. (formerly Obsidian Therapeutics, Inc.) and Cambridge 1030 Mass Ave, LLC, dated May 19, 2017, as amended (incorporated by reference from Exhibit 10.14 to Obsidian Therapeutics, Inc.’s Current Report on Form 8-K (File No. 001-43430) filed with the Securities and Exchange Commission on August 3, 2026).

10.11*	Second Amendment to Lease, dated September 28, 2026, by and between Obsidian Therapeutics Sub, Inc. (named therein as Obsidian Therapeutics, Inc.) and VTR LS 1030 Mass Ave, LLC.
10.12

Lease by and between Obsidian Therapeutics Sub, Inc. (formerly Obsidian Therapeutics, Inc.) and Patriots Park Owner, LLC, dated August 19, 2021 (incorporated by reference from Exhibit 10.15 to Obsidian Therapeutics, Inc.’s Current Report on Form 8-K (File No. 001-43430) filed with the Securities and Exchange Commission on August 3, 2026).

10.13*	First Amendment to Lease by and between Obsidian Therapeutics Sub, Inc. (named therein as Obsidian Therapeutics, Inc.) and BCPF One Patriots Park LLC, dated September 4, 2026.

31.1*	Certification of the principal executive officer of Obsidian Therapeutics, Inc. pursuant to Rule 13a‑14(a) or 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2*	Certification of the principal financial officer of Obsidian Therapeutics, Inc. pursuant to Rule 13a‑14(a) or 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1**	Certification of the principal executive officer of Obsidian Therapeutics, Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2**	Certification of the principal financial officer of Obsidian Therapeutics, Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101. INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101. SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

# Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Obsidian Therapeutics, INC.

Date: November 12, 2026	/s/ Madan Jagasia, M.D., M.S.
Madan Jagasia, M.D., M.S. Chief Executive Officer and Director (Principal Executive Officer)

Date: November 12, 2026	/s/ Julie Feder
Julie Feder Chief Financial Officer (Principal Financial and Accounting Officer)